Form 10-K
period 2023-12-31
MIAMI BREEZE CAR CARE INC
filed 2024-04-15
CIK 1872066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-266854

MIAMI BREEZE CAR CARE INC.

(Exact name of registrant as specified in its charter)

Florida	86-2579086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 Brickell Ave, PH 5, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 743-3017

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.00 per share of common stock as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,606,966 shares of common stock are issued and outstanding as of April 12, 2024.

Documents Incorporated by Reference: None

MIAMI BREEZE CAR CARE INC.

FORM 10-K

December 31, 2023

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain additional funds for our operations;

●	our reliance on third party distributors and manufacturers;

●	the initiation, timing, progress and results of our research and development programs;

●	our dependence on current and future collaborators for developing new products;

●	the rate and degree of market acceptance of our products;

●	the implementation of our business model and strategic plans for our business;

●	our estimates of our expenses, losses, future revenue and capital requirements, including our needs for additional financing;

●	our reliance on third party suppliers to supply the materials and components for our products;

●	our ability to attract and retain qualified key management and technical personnel;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Report.

Any forward-looking statement in this Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Report also contains estimates, projections and other information concerning our industry, our business and the markets for car care products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Except as required by law, we do not undertake any obligation to update or release any revisions to these forward-looking statements to reflect any events or circumstances, whether as a result of new information, future events, changes in assumptions or otherwise, after the date hereof.

ii

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our financial statements and the related notes to the financial statements that appear elsewhere in this Report.

As used in this Report and unless otherwise indicated, the terms “Miami Breeze,” “Company,” “we,” “us,” or “our” refer to Miami Breeze Car Care Inc., as the context may require.

Overview

We were incorporated on February 25, 2021 in the State of Florida. As our name suggests, we are in the car care business. Our history dates back to 2018 when Wolfgang Ruecker, our Founder and CEO and car enthusiast, was confronted with a challenge: how do you keep a car with the scent it had as brand-new right off the new car lot. The challenge led to years of collaboration with chemical engineers and mixers/perfumers resulting in what we believe delivers the perfect sensory experience for a luxury car: the Miami Breeze Car Care Products.

Our Business

Product Offerings

Miami Breeze has developed a unique formula that helps simulate a new car smell. Our car cleaning spray and leather conditioner will have a car's interior smelling brand new. The interior cleaner ensures that the car looks and feels fresh and clean,

Formulated to thoroughly clean and protect all hard interior surfaces, our cleaner lifts dust and grime and leaves a shield of protection from fading, cracking and harmful UV rays. Perfect for dashboards, interior panels and plastic, rubber or vinyl trim, the immaculate matt finish is complemented by the long-lasting Miami Breeze luxury new car scent.

Commercial Market Strategy

We are passionate about bringing our unique, luxury new car scent technology to the automotive car market. We intend to target the following customers.

•	Pre-owned car dealers
•	Luxury car owners
•	Digital savvy millennials
•	Automotive dealers and car wash outfits
•	Rental car/Ride share operators: Uber, Lyft, Zoom car, Turo, etc.
•	Online Influencers
•	Car enthusiasts
•	Caravan and camping enthusiasts

Industry/Market Overview

Car care products are high performance chemicals used to improve shine, gloss, and durability of vehicles. These chemicals also protect and retain the visual appeal of vehicles. There are different types of automotive appearance chemicals available in the market which includes wheel care, tire shine, interior-exterior care, glass cleaner, paint cleaning and protection, paint restoration and many more.

The Global Car Care Products Market Size was estimated at $9.76 billion in 2021 and is projected to reach $14.583 billion by 2028, exhibiting a CAGR of 5.90% during the forecast period.1 Car Care Products market is segmented by region, by country, company, type, application and by sales channels. The industry is segmented by product type: Cleaning Products, Repair Products, Protection Products, Car Cleaning Accessories, Technical Care Product, and Antifreeze. The market is witnessing faster growth in Asia Pacific and North America. The growth can be attributed to the increasing demand from the growing automotive sector in key economies such as the U.S., Mexico, China, and India.2 The market is expected to be driven by the growth of the automotive industry around the world. The industry is expected to grow further due to the increasing disposable income in developing countries, along with the increasing consumer awareness regarding vehicle repair and maintenance.3 Moreover, an increase in the importance of aesthetics in automobiles, especially private vehicles, is expected to benefit the industry dynamics during the forecast period.4 Also, increasing awareness for maintaining car aesthetics and use of e-commerce platforms to increase customer base by major car care product manufacturers has promoted the growth of market.5

We are focused on Protection Products and Car Cleaning Accessories and have generated minimal revenue.

[6]	(https://www.globenewswire.com/en/news-release/2022/06/29/2471183/0/en/Global-Car-Care-Products-Market-Size-Expected-to-Reach-14583-15-Million-by-2028-Booming-at-a-CAGR-of-5-90-Business-Overview-Current-Industry-Trends-Supply-and-Demand-Analysis-Key-D.html

[7]	(https://www.grandviewresearch.com/industry-analysis/car-care-product-market).

[8]	(https://www.grandviewresearch.com/industry-analysis/car-care-product-market)

[9]	(https://www.grandviewresearch.com/industry-analysis/car-care-product-market)

Seasonality

Our business can be affected by weather conditions. Extremely hot or cold weather generally results in may decrease customers use of our products, which generally leads to a decrease in our sales for the duration of the extreme weather event. We expect demand for our products to be down in Europe and North America during winter seasons.

Suppliers and Source of Production

We intend to rely on a third-party plant to manufacture our products. We also intend to rely on third party suppliers of perfumes and other ingredients required for the formulation of our products. The Company entered into Car Care Development and Manufacturing Agreement (herein, “Manufacturing Agreement”) with CleanCompany Systemzentrale GmbH (“CleanCompany”) on January 4, 2023. Under the terms of the Manufacturing Agreement, CleanCompany agrees to manufacture, and package, according to our specifications, and deliver the finished products to us. CleanCompany shall source all necessary ingredients to manufacture the following products to ensure that they meet the quality expectations of Miami Breeze Car Care Inc; provide the mixing and experimentation of such products for Miami Breeze Car Care Inc and package the bulk package the finished products to be shipped to the destinations as directed by Miami Breeze Car Care Inc. Payment term is 50% at the placement of order and 50% at delivery. The initial term of the Agreement is 3 years.

Intellectual Property

None.

Research and Development

We did not incur any research and development expenses during 2023.

Competition

We face competition from alternative car care products in the market, Competitive factors include price, product quality, breadth of product line, range of applications, customer service and the growth of e-commerce. All our products are subject to competition with similar products offered by other providers. Some of these competitors are divisions and subsidiaries of companies much larger than us who possess a longer history of operations and greater financial and other resources than we do. We also face competition from auto part stores and car dealerships who sell through their dealerships many of the similar products that we sell.

Employees

We do not have employees; our CEO and sole Director, Mr. Wolfgang Ruecker, devotes as many hours required to implement our business plan, including coordination with third parties that manufacture our car care products. We outsource our administrative functions to GH Bill, a company owned by Mr. Ruecker, and to other third parties However, we plan to hire employees as we proceed with the implementation of our business plan.

Corporate History

We were incorporated on February 25, 2021 in the State of Florida.

Available Information

Our website address is www.miami-breeze.us. The contents of, or information accessible through, our website is not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should not invest in our stock unless you are able to bear the complete loss of your investment. You should carefully consider the risks described below, as well as other information provided to you in this annual report on Form 10-K, including information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Note Regarding Forward-Looking Information” before making an investment decision. The risks and uncertainties described below are not the only ones facing Maimi Breeze. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have only a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.

We were incorporated in 2021 and have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations. We may sustain losses in the future as we implement our business plan. We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the fiscal year ended December 31, 2023, and there can be no assurance that we will ever generate sufficient revenues or operate profitably.

We will require additional financing in the future to fund our operations.

We will need additional capital in the future to continue to execute our business plan. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our operations.

We have incurred losses since our inception, have yet to achieve profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

During the years ended December 31, 2023 and 2022, we incurred a net loss of $850,912 and $1,599,256, respectively, and on December 31, 2023, we had an accumulated deficit of $3,431,085. On December 31, 2023, we had cash of $74,889. We have generated minimal revenues to date. There is no assurance we will be able to generate enough revenues for the sale of our car care products business to successfully achieve positive cash flow or that our car care products business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

We believe that long-term profitability and growth will depend on our ability to:

•	Our market acceptability
•	Brand loyalty
•	Our ability to deepen market penetration
•	Expansion of operations and marketing/sales personnel

Inability to successfully execute on any of the above, among other factors, could have a material adverse effect on our business, financial results, or operations.

There might be unanticipated obstacles to the execution of our business plan.

Our business plans may change significantly. Our potential business endeavors are capital intensive due to the nature of formulation and production of car care products. Management believes that chosen activities and strategies are achievable considering current economic and legal conditions with the skills, background, and knowledge of our principal. Management reserves the right to make significant modifications to the stated strategies depending on future events.

Global or regional catastrophic events could impact our operations and affect our ability to grow our business.

Our business could be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities, major natural disasters, and extreme weather conditions, such as hurricanes, wildfires, tornados, earthquakes or floods, or widespread outbreaks of infectious diseases. Such catastrophic events could impact our operations and our supply chain, including the production and/or distribution of our products. Materials and/or personnel may need to mobilize to other locations. Some of the raw materials we use may be available from limited suppliers, and a regional catastrophic event impacting such suppliers could adversely impact our operations. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline and our business, financial condition and results of operations could be adversely affected.

We are subject to supply chain disruptions.

We intend to rely on a third-party plant to manufacture our products. We also intend to rely on third party suppliers of perfumes and other ingredients required for the formulation of our products. Our business could be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities, major natural disasters, and extreme weather conditions, such as hurricanes, wildfires, tornados, earthquakes or floods, or widespread outbreaks of infectious diseases. Such catastrophic events could impact our operations and our supply chain, including the production and/or distribution of our products. Materials and/or personnel may need to mobilize to other locations. Some of the raw materials we use may be available from limited suppliers, and a regional catastrophic event impacting such suppliers could adversely impact our operations. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline and our business, financial condition and results of operations could be adversely affected.

If currency exchange rates fluctuate substantially in the future, our operating results, which are reported in U.S. dollars, could be adversely affected.

We are likely to become more exposed to the effects of fluctuations in currency exchange rates, which is likely in inflationary economic environment. Since we will pay for our raw materials in currencies other than U.S. dollars but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our operating results.

Seasonality of our business

We expect demand for our products to be down in Europe and North America during winter seasons because people care less about washing and shining up their cars in the winter. Moreover, with current climate change and the resulting unpredictability of weather conditions, characterized by extreme cold and hot conditions, fires, floods, etc.; we expect these conditions to adversely our business, financial condition and results of our operations.

The current and future state of the global economy may curtail our operations and our anticipated revenue.

Our business may be adversely affected by changes in domestic and international economic conditions, including inflation, changes in consumer preferences and changes in consumer spending rates, personal bankruptcy, and the ability to collect our accounts receivable. Changes in global economic conditions may adversely affect the demand for our products and make it more difficult to collect accounts receivable, thereby negatively affecting our business, results of operations, financial condition, and prospects. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts, decreasing customers’ ability to spend disposable income on car accessories, or non-performance by suppliers. We expect current inflationary pressure to affect the price we pay for raw materials and labor, the exchange rates for imported raw materials and the resulting adverse effect on our business, financial condition and results of our operations.

Wolfgang Ruecker is our sole director and officer and does not qualify as an independent director.

Wolfgang Ruecker is our sole director and officer and does not qualify as an independent director. In addition, Mr. Ruecker has not made a subjective determination as to whether there exists any relationship which, in his opinion would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. Had any such determination been made, Mr. Ruecker would have reviewed and discussed the information with the Company with regard to his business and personal activities and relationships as they may relate to us and our management.

We do not have sufficient cash on hand.

As of December 31, 2023, we had $74,889 of cash on hand. These cash resources are not sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations. We estimate that within the next 12 months we will need $740,000 to continue operations. See “Estimated Expenses for the Next Twelve Months.” While we intend to engage in several equity or debt financings, there is no assurance that these will actually occur. Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive to their interests. You should recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

We may not be able to continue our business as a going concern.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $850,912 and $1,599,256 for the years ended December 31, 2023 and 2022, respectively. The net cash used in operations was $387,840 and $511,926 for the years ended December 31, 2023 and 2022, respectively. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail its operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we unable to continue as a going concern.

Our business may suffer if we are unable to attract or retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel. We have a small management team, and the loss of a key individual or our inability to attract suitably qualified replacements or additional staff could adversely affect our business. Our success also depends on the ability of management to form and maintain key commercial relationships within the marketplace. No assurance can be given that key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

We are an “emerging growth company” and a “smaller reporting company” and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and/or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”); (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years following our initial public offering, although circumstances could cause us to lose that status earlier. We cannot predict whether investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparisons of our financial statements with other public companies difficult or impossible.

RISKS RELATED TO OUR COMMON STOCK

We may need additional capital that will dilute the ownership interest of investors.

The proceeds of this Offering will go to the Selling Shareholders. However, if we raise additional funds in the future through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences, or privileges senior to those of the rights of holders of our Common Stock, who may experience dilution of their ownership interest of our Common Stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all.

Our officers and directors collectively own a substantial portion of our outstanding common stock and own 100% of our outstanding Series A preferred stock, and as long as they do, they are able to control the outcome of stockholder voting.

Our officers and directors are collectively the beneficial owners of approximately 90% of the outstanding shares of our common stock and own 100% of our outstanding Series A preferred stock as of the date of this prospectus. Series A Convertible Preferred Stock shall be entitled to vote with the shares of the Company’s common stock at any annual or special meetings of the stockholders of the Company. Together, collectively in their entirety, all holders of Series A preferred stock shall have voting rights equal to exactly 65% of all voting rights available at the time of any vote, including Series A preferred stock. The holders of Series A Preferred Stock, through their ownership of Series A Preferred Stock, have the power to act on behalf of the Company, to call a special meeting of the shareholders, to remove and/or replace the Board of Directors or management or any individual members thereof in the event that one or more of the foregoing has done, or failed to do, anything which in his sole judgment, will materially and adversely impact the business of the Company in any manner whatsoever, including but not limited to, any violations of state or federal securities laws, or any action which could cause bankruptcy, dissolution, or other termination of the Company. In no event will the ombudsman have the right or power to participate in the normal and any usual daily operations of the Company. Accordingly, our officers and directors, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Amended Articles of Incorporation authorize the Board of Directors to issue up to 500,000,000 shares of common stock and up to 1,000,000 shares of preferred stock; all of which are designed as Series A preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

Our shares qualify as a penny stock. As such, we are subject to the risks associated with “penny stocks”. Regulations relating to “penny stocks” limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

Our common stock is deemed to be “penny stock” as that term is defined in Regulation Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the United States Securities Exchange Act of 1934 and Regulation 240.15g(c)2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Common Stock are urged to obtain and read such disclosures carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation 240.15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them. Holders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks suffers from patterns of fraud and abuse. Such patterns include:

I.	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer.
II.	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases.
III.	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons.
IV.	excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers; and
V.	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Our future stockholders will experience significant dilution as a result of future issuance of common stock.

Our Amended Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock; up to 1,000,000 shares of preferred stock all of which are designated a Series A preferred stock. As of the date of this report, we had 33,606,966 common shares outstanding. Consequently, we have the ability to issue 466,393,034 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.

Anti-Takeover Effects of Stock Ownership and Control by our Sole Officer and Director.

Wolfgang Ruecker, his family and GH Bill, Inc., which Mr. Ruecker controls in his capacity as CEO, holds all the 1,000,000 shares of our Series A Preferred Shares. Together, collectively in their entirety, all holders of Series A preferred stock have voting rights equal to exactly 65% of all voting rights available at the time of any vote, including Series A preferred stock. Mr. Ruecker and his family, through their ownership of Series A Preferred Stock, have the power to act on behalf of the Company, to call a special meeting of the shareholders, to remove and/or replace the Board of Directors or management. In addition, Wolfgang Ruecker, his family and GH Bill, Inc. which he controls, would still control 84% of our issued and outstanding shares of common stock while only 16% of our common shares would be held by the public. As a result, Mr. Ruecker, acting together with his family, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Unless an active trading market develops for our securities, investors may not be able to sell their shares.

We are a reporting company, however our common shares are not quoted on the OTC Markets. We expect to make an application for trading on the OTC Markets under the symbol “MBRZ.” There is however no guarantee that we would be successful in having our common stock listed on the OTC Markets so as to develop an active trading market and even if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock, or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock will likely be thinly traded, it will be more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock will be thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

•	the trading volume of our shares.
•	the number of securities analysts, market-makers and brokers following our common stock.
•	new products or services introduced or announced by us or our competitors.
•	actual or anticipated variations in quarterly operating results.
•	conditions or trends in our business industries.
•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments.
•	additions or departures of key personnel.
•	sales of our common stock and
•	general stock market price and volume fluctuations of publicly traded, and particularly microcap, companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such litigation currently pending or threatened against us, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are not currently traded on the OTC Markets and, further, will be subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to potential manipulation by market-makers, short-sellers, and option traders.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percentage of ownership and may dilute our share value.

Our Amended Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock; up to 1,000,000 shares of preferred stock all of which are designated a Series A preferred stock. A of December 31, 2023, we had an aggregate of 1,000,000 Preferred Series A Stock outstanding and 33,471,966 Common shares outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We may offer to sell our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to rely upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation among other potential problems.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, as December 31, 2023 as a result of the following: (1) we do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals, and (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. While management intends to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. The Company’s information security program is managed by its CEO, who is responsible for leading Company-wide cybersecurity strategy, policy, standards, architecture, and processes.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors”.

Governance

The Company’s Board of Director oversees management’s cybersecurity strategy. Management provides a full briefing on various cybersecurity risk matters including risk assessments, mitigation strategies, areas of emerging risk and other areas of importance at least annually. In the event of a cybersecurity incident determined to be significant, management will notify the Board.

ITEM 2. PROPERTIES

Our principal offices are located at our principal office located at 848 Brickell Avenue, PH 5, Miami, FL 33131. We do not currently lease or own any other real property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our common stock. To be quoted on the OTCQB, a market maker must file an application on our behalf to make a market for our common stock. As of the date of this Annual Report, we have not engaged a market maker to file such an application, that there is no guarantee that a market marker will file an application on our behalf, and that even if an application is filed, there is no guarantee that we will be accepted for quotation.

Holders of Common Stock

As of April 12, 2024, there were approximately 36 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

Dividends

Historically, we have not paid any cash dividends on our common stock. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations. However, in the future, our board of directors may declare dividends on our common stock. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We cannot guarantee that we will pay dividends to our stockholders in the future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Indemnification of Directors and Officers

Our Amended Articles of Incorporation and Bylaws provide, as permitted by governing Florida law, that we will indemnify our directors, officers, and employees whether or not then in service as such, against all reasonable expenses actually and necessarily incurred by him or her in connection with the defense of any litigation to which the individual may have been made a party because he or she is or was a director, officer, or employee of the company. The inclusion of these provisions in our Bylaws may have the effect of reducing the likelihood of derivative litigation against directors and officers and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders. However, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling us under the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. Moreover, our Bylaws do not preclude the exclusive jurisdiction of the federal courts over all suits brought to enforce any duty or liability created by the Exchange Act of 1934 or the rules and regulations thereunder, nor the concurrent jurisdiction of federal and state courts over all such matters under Section 22 of the Securities Act of 1933.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note Regarding Our Forward-Looking Statements” elsewhere in this Report. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are in the car care accessories business, focusing on protection products/car cleaning accessories. We were founded in 2021 as a Florida corporation. Our history dates back to 2018 when Wolfgang Ruecker, our Founder and CEO and car enthusiast, was confronted with a challenge: how do you keep a car with the scent it had a brand-new right off the new car lot. The challenge led to years of collaboration with chemical engineers and mixers/perfumers resulting in what we believe delivers the perfect sensory experience for a luxury car: the Miami Breeze Car Care Products.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our financial statements contained in this Report, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

12-Month Outlook and Roll Out of Production

In December 2022, we commenced placement of one product on Amazon.com. The placement of our product generated minimal revenues to date. During the next 12 months, we intend to grow production and sales through placement of sponsored ads on Amazon.com, Facebook and other digital media platforms to create product awareness to drive customers to our product. As of April 1, 2024, we have approximately $115,000 in cash and have estimated $740,000 for projected expenses on SEC reporting, legal, accounting and compliance, working capital/overhead and marketing and advertising for the next 12-months. The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTHS

SEC reporting, legal, accounting, audit and compliance	$120,000
Working capital/overhead	120,000
Marketing and advertising	500,000
Total	$740,000

Our cash resources as of April 1, 2024 will not be sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, or if our planned digital campaigns were to fail, we will be unable to execute on projected operations for the next 12 months. In that event, we will be forced to cut down on our planned marketing and advertising campaigns, which will negatively affect our business, results of operations and financial condition. While we intend to engage in several equity or debt financings, there is no assurance that these will occur, nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are not dilutive of their interests.

Going Concern

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $850,912 and $1,599,256 for the years ended December 31, 2023 and 2022, respectively. The net cash used in operations was $387,840 and $511,926 for the years ended December 31, 2023 and 2022, respectively. No substantial revenues are anticipated until we have implemented our plan of operations. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects we will need to curtail its operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) and the requirements of the Securities and Exchange Commission.

Critical Accounting Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies and significant estimates are more fully described in Note 1 in the “Notes to Financial Statements”, we believe the following estimates are critical to the process of making significant judgments and estimates in preparation of our financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

Recently Issued Accounting Pronouncements

Refer to the notes to the audited financial statements.

Results of Operations

Revenue

During the years ended December 31, 2023 and 2022, we generated revenues of $16,850 and $12,439, respectively, an increase of $4,411, or 35.5%. Since inception, a majority of the Company’s sales were generated in Europe. No customer accounted for over 10% of sales. The increase in sales was attributable to our marketing efforts. In December 2022, the Company commenced sales on Amazon.com and to date sales have been minimal.

Cost of Sales

During the years ended December 31, 2023 and 2022, cost of sales amounted to $7,121 and $6,079, respectively, an increase of $1,042 or 17.14%. The increase is primarily attributable to increase in sales as described above.

Operating expenses

For the year ended December 31, 2023, operating expenses amounted to $857,016 as compared to $1,605,424 for the year ended December 31 2022, a decrease of $748.408, or 46.6%. For the years ended December 31 2023 and 2022, operating expenses consisted of the following:

	Year Ended December 31,
	2023	2022
Compensation and related benefits	$56,648	$105,333
Advertising and promotion	64,555	58,247
Professional fees	422,435	1,161,172
Professional fees - related party	197,000	175,025
General and administrative expenses	45,879	105,647
Write off of obsolete inventory	70,499	-
Total Operating Expenses	$857,016	$1,605,424

Compensation and related benefits

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the year ended December 31, 2023 and 2022, compensation and related benefits amounted to $56,648 and $105,333, respectively, a decrease of $48,685, or 46.2%. The decrease was attributable to a decrease in stock-based compensation of $33,333 and a decrease in other compensation and other related expenses of $15,352.

Advertising and promotion

During the years ended December 31, 2023 and 2022, advertising and promotion expenses amounted to $64,555 and $58,247, respectively, an increase of $6,308, or 10.8%. The increase was primarily attributable to the incurred packaging and artwork fees incurred during 2023 amounting to $48,422, offset by the decrease in social media ads on Facebook and advertising campaigns in Europe to promote our products related to cost cutting measures of $42,114.

Professional fees

During the years ended December 31, 2023 and 2022, we reported professional fees of $422,435 and $1,161,172, respectively, a decrease of $738,737, or 63.6%. The decrease was primarily attributable to the decrease in stock-based consulting and legal fees of $740,648, offset by an increase in accounting fees of $2,085.

Professional fees – related parties

During the years ended December 31, 2023 and 2022, we incurred $197,000 and $175,025 in professional fees – related parties, an increase of $21,975, or 12.6%. This increase was attributable to an increase in fees paid to GH Bill of $95,500, pursuant to a business operations agreement with GH Bill. In connection with this agreement, we paid a monthly service fee ranging from $4,000 to $18,500 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased from $4,000 to $8,500 per month, in January 2023, the monthly fee was increased to $14,500, and in August 2023, the monthly fee was increased to $18,500. In addition, during the years ended December 31, 2023 and 2022, we paid additional service fees of $7,000 and $30,000, respectively. This increase was offset by a decrease in fees incurred of $73,525, pursuant to a marketing agreement. On April 16, 2021, we entered into a one-year marketing consulting agreement with a company owned by the Company’s majority shareholder.. In connection with this agreement, we paid the related party cash of $285,000 in 2021. During the years ended December 31, 2023 and 2022, in connection with this agreement, we recorded professional fees – related parties of $0 and $73,525, respectively.

General and administrative expenses

During the years ended December 31, 2023 and 2022, general and administrative expenses amounted to $45,879 and $105,647, a decrease of $59,768, or 56.6%. This decrease was primarily attributable to a decrease in shipping charges of $46,440 related to the shipment of product from Europe to the United States that was incurred in 2022, a decrease in software and technology expenses of $27,990, and a decrease in travel expenses of $8,465, offset by an increase in storage fees of $12,210.

Write-off of obsolete inventory

During the year ended December 31, 2023, we wrote off obsolete and expired inventory in the amount of $70,499. During the year ended December 31, 2022, no such inventory was written off.

Loss from Operations

During the year ended December 31, 2023, loss from operation amounted to $847,287 as compared to $1,599,064 during the year ended December 31, 2022, a decrease of $751,777 or 47.0%. The increase was primarily a result of the changes in revenue, cost of sales and operating expenses as discussed above.

Other Expenses

Other expenses solely consisted of foreign currency transaction loss. During the years ended December 31, 2023 and 2022, we reported other expenses of $3,625 and $192, respectively, an increase of $3,433 or 1,788.0%.

Net Loss

Due to the foregoing reasons, during the years ended December 31, 2023 and 2022, our net loss was $850,912, or $(0.03) per common share (basic and diluted) and $1,599,256, or ($0.05) per common share (basic and diluted), respectively, a decrease of $748,344, or 46.8%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $176,038 and $74,889 in cash as of December 31, 2023, and working capital of $1,026,950 and $462,729 in cash as of December 31, 2022, respectively.

	December 31, 2023	December 31, 2022	Working Capital Change	Percentage Change
Working capital:
Total current assets	$199,847	$1,045,219	$(845,372)	(80.9)%
Total current liabilities	(23,809)	(18,269)	(5,540)	30.3)%
Working capital	$176,038	$1,026,950	$(850,912)	(82.9)%

The decrease in working capital of $850,912 was primarily attributable to a decrease in current assets of $845,372 primarily due to a decrease in prepaid expenses of $390,823, a decrease in cash of $387,840, a decrease in inventory of $66,709, and an increase in current liabilities of $5,540.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $850,912 and $1,599,256 for the years ended December 31, 2023 and 2022, respectively. Net cash used in operations was $387,840 and $511,926 for the years ended December 31, 2023 and 2022. Additionally, as of December 31, 2023 and 2022, we had an accumulated deficit of $3,431,085 and $2,580,173, respectively, and have generated minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financing to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary uses of cash have been for compensation and related expenses, fees paid to third parties for professional services, advertising and promotion expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;
●	Product development fees;
●	Addition of administrative, and sales personnel as the business grows;
●	The cost of being a public company;
●	Marketing expense for building brand; and
●	Capital requirements for production capacity

Cash Flow Activities for the Years ended December 31, 2023 and 2022

The following table shows a summary of our cash flows for the year ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(387,840)	$(511,926)
Net cash provided by financing activities	-	304,508
Net decrease in cash	(387,840)	(207,418)
Cash - beginning of the year	462,729	670,147
Cash - end of the year	$74,889	$462,729

Cash Flows from Operating Activities

Net cash used in operating activities totaled $387,840 and $511,926 for the years ended December 31, 2023, and 2022, respectively, a decrease of $124,086.

Net cash used in operating activities for the year ended December 31, 2023 primarily reflected a net loss of $850,912 adjusted for the add-back (reduction) of non-cash items consisting of stock-based professional fees of $363,426, and a write-off of obsolete inventory included in operating expenses of $70,499, offset by changes in operating assets and liabilities primarily consisting of an increase in inventory of $3,790, a decrease in prepaid expenses and other current assets of $48,267, an increase in prepaid expenses – related party of $20,870, an increase in accounts payable of $6,170, and a decrease in accounts payable – related party of $630.

Net cash used in operating activities for the years ended December 31, 2022 primarily reflected a net loss of $1,599,256, adjusted for the add-back (reduction) of non-cash items consisting of stock-based compensation of $33,333, and stock-based professional fees of $1,011,574, offset by changes in operating assets and liabilities primarily consisting of an increase in inventory of $103,904, a decrease in prepaid expenses and other current assets of $145,139 and an increase in accounts payable of $1,188.

Cash Flows from Investing Activities

For the years ended December 31, 2023 and 2022, there was no net cash used in or provided by investing activities.

Cash Flows from Financing Activities

There were no cash used in or provided by investing activities for the year ended December 31, 2023. For the year ended December 31, 2022, net cash provided by financing activities was $304,508 which was solely from proceeds from the sale of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the related notes and report of independent registered public accounting firm, are set forth on the pages indicated in Item 15, Part IV of this Report.

 MIAMI BREEZE CAR CARE INC.

FINANCIAL STATEMENTS

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Miami Breeze Car Care, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Miami Breeze Car Care, Inc., (the “Company”) as of December 31, 2023 and December 31, 2022, the related statements of operations, change in stockholders’ equity and cash flows for the year ended December 31, 2023 and December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has an accumulated deficit of $3,431,085 and $2,580,173 as of December 31, 2023 and December 31, 2022, respectively. This condition raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in the Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statement. We believe that our audit provide a reasonable basis for our opinion.

Critical audit matter

The Critical Audit Matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate audit opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the matter

As discussed in Note 2 of the financial statements, the Company’s inventories are valued at the lower of cost and net realizable value utilizing the weighted average cost method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales. During the year ended December 31, 2023 the Company has written off obsolete and expired inventory amounting $70,499.

We identified that the written off of the obsolete/expired inventory as a critical audit matter, because of the significant judgment by management in estimating the obsolete/expired inventory, and the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the reasonableness of the significant assumptions used.

How we addressed the matter in our Audit.

Our audit procedures related to the following:

•	We evaluated the reasonableness of the significant assumptions used by management.
•	We tested the accuracy and relevance of the management's estimates of obsolete/expired inventory.
•	We tested the calculations related to the valuation estimates of obsolete/expired inventory.
•	We evaluated the impact of the written off inventory on the financial statements.

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2021

New Delhi, India

April 15, 2024

MIAMI BREEZE CAR CARE INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$74,889	$462,729
Inventory	103,933	170,642
Prepaid expenses and other current assets	155	411,848
Prepaid expenses - related party	20,870	-

Total Current Assets	199,847	1,045,219

TOTAL ASSETS	$199,847	$1,045,219

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,809	$17,639
Accounts payable - related party	-	630

Total Current Liabilities	23,809	18,269

Total Liabilities	23,809	18,269

SHAREHOLDERS' EQUITY:
Preferred stock; par value $0.0001; 1,000,000 shares authorized; Series A Preferred stock; 1,000,000 shares designated; 1,000,000 shares issued and outstanding at December 31, 2023 and 2022	100	100
Common stock; par value $0.0001: 500,000,000 shares authorized; 33,471,966 shares issued and outstanding at December 31, 2023 and 2022	3,347	3,347
Additional paid-in capital	3,603,676	3,603,676
Accumulated deficit	(3,431,085)	(2,580,173)

Total Shareholders' Equity	176,038	1,026,950

Total Liabilities and Shareholders' Equity	$199,847	$1,045,219

See accompanying notes to financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022

REVENUES	$16,850	$12,439

COST OF SALES	7,121	6,079

GROSS PROFIT	9,729	6,360

OPERATING EXPENSES:
Compensation and related benefits	56,648	105,333
Advertising and promotion	64,555	58,247
Professional fees (includes stock-based professional fees of $363,426 and $1,011,574 for the years ended December 31, 2023 and 2022, respectively)	422,435	1,161,172
Professional fees - related party	197,000	175,025
General and administrative expenses	45,879	105,647
Write-off of obsolete inventory	70,499	-

Total Operating Expenses	857,016	1,605,424

LOSS FROM OPERATIONS	(847,287)	(1,599,064)

OTHER EXPENSES:
Foreign currency transaction loss	(3,625)	(192)

Total Other Expenses	(3,625)	(192)

NET LOSS	$(850,912)	$(1,599,256)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	33,471,966	33,376,998

See accompanying notes to financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	1,000,000	$100	33,120,466	$3,312	$3,249,203	$(980,917)	$2,271,698

Common stock issued for services and future services	-	-	50,000	5	49,995	-	50,000

Common stock issued for cash	-	-	301,500	30	304,478	-	304,508

Net loss	-	-	-	-	-	(1,599,256)	(1,599,256)

Balance, December 31, 2022	1,000,000	100	33,471,966	3,347	3,603,676	(2,580,173)	1,026,950

Net loss	-	-	-	-	-	(850,912)	(850,912)

Balance, December 31, 2023	1,000,000	$100	33,471,966	$3,347	$3,603,676	$(3,431,085)	$176,038

See accompanying notes to financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(850,912)	$(1,599,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	33,333
Stock-based professional fees	363,426	1,011,574
Write-off of obsolete inventory included in operating expenses	70,499	-
Change in operating assets and liabilities:
Inventory	(3,790)	(103,904)
Prepaid expenses and other current assets	48,267	145,139
Prepaid expenses - related party	(20,870)	-
Accounts payable	6,170	1,188
Accounts payable - related party	(630)	-

NET CASH USED IN OPERATING ACTIVITIES	(387,840)	(511,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	304,508

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	304,508

NET DECREASE IN CASH	(387,840)	(207,418)

CASH, beginning of year	462,729	670,147

CASH, end of year	$74,889	$462,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid expenses	$-	$16,667

See accompanying notes to financial statements.

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 1 – NATURE OF ORGANIZATION

Nature of Organization

Miami Breeze Car Care Inc. (the “Company”) was incorporated on February 25, 2021 in the State of Florida, The Company is a developer and distributor of automotive care products that provide a long-lasting, new car scent.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $850,912 and $1,599,256 for the years ended December 31, 2023 and 2022, respectively.    The Company has an accumulated deficit of $3,431,085 and $2,580,173 for the year ended December 31, 2023 and December 31, 2022, respectively. The net cash used in operations was $387,840 and $511,926 for the years ended December 31, 2023 and 2022, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financing to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2023 and 2022 include estimates for obsolete or slow-moving inventory and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2023 and 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

The carrying amounts reported in the balance sheets for cash, inventory, prepaid expenses, and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flow, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2023 and 2022.

Inventory

Inventory, consisting of finished goods, are stated at the lower of cost and net realizable value utilizing the weighted average cost method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales. During the years ended December 31, 2023 and 2022, the Company wrote off obsolete and expired inventory in the amount of $70,499 and $0, respectively, which has been included in operating expenses on the accompanying statements of operations. The loss from inventory write-off was presented separately from cost of sales to highlight the significant change in inventory valuation. On December 31, 2023 and 2022, inventory amounted to $103,933 and $170,642 respectively.

Prepaid Expenses

Prepaid expenses include the value of fully vested and non-forfeitable shares issued prior to the services being performed, and other prepaid expenses, which are amortized into expense over the term of the respective agreement or as services are performed. Prepaid expenses amounted to $21,025 (including prepaid expenses – related party of $20,870) and $411,848 on December 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue Recognition

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company sells its products, which include standard warranties, primarily to consumers. Product sales are recognized at a point in time when the products are shipped to the customer and title is transferred and are recorded net of any discounts or allowances. The warranty does not represent a separate performance obligation.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in general and administrative expenses. Shipping and handling costs charged to customers are included in sales.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the years ended December 31, 2023 and 2022, advertising costs charged to operations were $64,555 and $58,247, respectively.

Federal and State Income Taxes

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2023 and 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the periods ended on December 31, 2023 and 2022. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of December 31, 2023 and 2022.

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

Loss Per Common Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. On December 31, 2023 and 2022, the Company did not have any potentially dilutive securities.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Segment Reporting

During the years ended December 31, 2023 and 2022, the Company operated in one reportable business segment.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2020-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 became effective for us as of the beginning of our 2022 fiscal year. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance had no effect on our financial position and results of operations.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of December 31, 2023 and 2022, 1,000,000 shares have been designated as Series A preferred stock and 1,000,000 Series A preferred shares were issued and outstanding.

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

Series A Preferred stock

The Certificate of Designations, Preferences, Rights, and Limitations of Series A Preferred Stock (“Certificate of Designations”) provides that the Series A Preferred Stock shall be entitled to vote with the shares of the Company’s common stock at any annual or special meetings of the stockholders of the Company. Together, collectively in their entirety, all holders of Series A preferred stock shall have voting rights equal to exactly 65% of all voting rights available at the time of any vote, including Series A preferred stock. The holders of Series A Preferred Stock, through the ownership of Series A Preferred Stock, have the power to act on behalf of the Company, to call a special meeting of the shareholders, to remove and/or replace the Board of Directors or management or any individual members thereof in the event that one or more of the foregoing has done, or failed to do, anything which in his sole judgment, will materially and adversely impact the business of the Company in any manner whatsoever, including but not limited to, any violations of state or federal securities laws, or any action which could cause bankruptcy, dissolution, or other termination of the Company. In no event will the ombudsman have the right or power to participate in the normal and any usual daily operations of the Company.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders shall be entitled to receive out of the assets of the Company whether such asset or capital are surplus, for each of Preferred Stock an amount equal to the Holder’s pro rata share of the assets and funds of the Company to be distributed.

The Series A Preferred shall have no conversion rights and no divided shall be declared or paid to the Series A Preferred Stock.

In 2021, the Company issued 1,000,000 shares of its Series A preferred stock to founders of the Company. The Series A preferred shares have no stated or face value.

Common Stock

Sale of Common Stock

In connection with subscription agreements, during April 2022, the Company sold 300,000 shares of the Company’s common stock for cash proceeds of $300,000, or $1.00 per share.

In connection with subscription agreements, during April and May 2022, the Company sold 1,500 shares of the Company’s common stock for cash proceeds of $4,508, or $3.00 per share.

Issuance of Common Stock for Services

On April 28, 2021, the Company entered into a two-year brand ambassador agreement with an entity for marketing and promotional services, including the designing and implementation of certain promotional campaigns to be rendered by the entity and a certain individual sports celebrity. In connection with this brand ambassador agreement, the Company issued 2,000,000 restricted common shares of the Company to this entity. These shares vest immediately. These shares were valued at $2,000,000, or $1.00 per common share, based on contemporaneous common share sales by the Company. In connection with this agreement, during the years ended December 31, 2023 and 2022, the Company recorded stock-based professional fees of $333,333 and $1,000,000 respectively. On December 31, 2023 and 2022, prepaid expenses related to these shares amounted to $0 and $333,333.

On July 29, 2021, the Company issued 37,500 shares of its common stock for legal services rendered. These shares were valued at $112,500, or $3.00 per common share, based on contemporaneous common share sales by the Company. During the years ended December 31, 2023 and 2022, the Company recorded stock-based-professional fees of $25,000 and $87,500, respectively. On December 31, 2023 and 2022, prepaid expenses amounted to $0 and $25,000.

On April 16, 2022, the Company issued 33,333 shares of its common stock to the Company’s chief operating officer for services rendered. These shares were valued at $33,333, or $1.00 per common share, based on contemporaneous common share sales by the Company. In connection with these shares, on April 16, 2022, the Company recorded stock-based compensation of $33,333.

On April 20, 2022, the Company issued 16,667 shares of its common stock to a consultant pursuant to a 12-month consulting agreement. These shares were valued at $16,667, or $1.00 per common share, based on contemporaneous common share sales by the Company. In connection with these shares, for the years ended December 31, 2023 and 2022, the Company recorded stock-based professional fees of $5,093 and $11,574, respectively. On December 31, 2023 and 2022, prepaid expenses amounted to $0 and $5,093, respectively.

NOTE 4 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company places its cash in banks or financial institutions in the United Stated, and in Europe (not insured by the Federal Deposit Insurance Company (FDIC)). On December 31, 2023 and 2022, the Company had approximately $0 and $212,000 of cash in financial institutions that are not insured, respectively. The Company has not experienced any losses in such accounts through December 31, 2023.

Sales Concentration

During the year ended December 31, 2023, 66.4% of the Company’s sales were generated in Europe. No customer accounted for 10% of sales.

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting agreement – related party

On April 16, 2021, the Company entered into a one-year Independent Marketing Consultant Agreement with Sky Breeze Capital, Ltd., a company whose sole owner is Wolfgang Ruecker, our CEO and majority shareholder. In connection with this agreement, the Company paid the related party cash of $285,000. During the years ended December 31, 2023 and 2022, the Company recorded professional fees – related party of $0 and $73,525, respectively.

GH Bill, Inc.

In 2021, GH Bill, Inc. (“GH Bill”), an entity owned by the Company’s majority shareholder, purchased $630 of inventory on behalf of the Company. On December 31, 2023 and 2022, accounts payable due to this entity amounted to $0 and $630, respectively, and is included in accounts payable – related party on the accompanying balance sheets.

On March 1, 2022, the Company entered into a ten-month business operations agreement with GH Bill. In connection with this agreement, the Company paid a monthly service fee of $4,000 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased to $8,500 per month. In January 2023, this monthly service fee was increased to $14,500 per month, and in August 2023, this monthly service fee was increased to $18,500 per month. In addition, during the years ended December 31, 2023 and 2022, the Company paid additional service fees of $7,000 and $30,000, respectively. In connection with this consulting agreement, for the years ended December 31, 2023 and 2022, the Company recorded professional fees – related party of $197,000 and $101,500, respectively.

RN Consulting GmbH

On April 28, 2021, the Company entered into a two-year Brand Ambassador Agreement with RN Consulting GmbH, a company owned by Romain Grosjean, a race car driver, pursuant to which Romain Grosjean will, among other promotional engagements for the Company, serve as Brand Ambassador to the Company and its products, including carrying the Company’s branding on his race car suit at the NTT Indy Series sporting events. The Company has agreed and has already issued 2,000,000 shares of restricted stock common stock as compensation to RN Consulting. In addition, RN Consulting shall receive $1.00 for each 16oz bottle or gallon of the Company’s product sold on the Company’s Amazon account. The Brand Ambassador Agreement was renewed for an additional 24 months on March 20, 2023 with automatic renewal clause for each subsequent 24 months term.

NOTE 6 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2023 and 2022 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the periods ended December 31, 2023 and 2022 were as follows:

	2023	2022
Income tax benefit at U.S. statutory rate	(178,691)	$(335,844)
State income taxes	(42,546)	(79,963)
Non-deductible expenses	94,491	271,676
Change in valuation allowance	126,746	144,131
Total provision for income tax	-	$-

The Company’s approximate net deferred tax asset as of December 31, 2023 and 2022 was as follows:

Deferred Tax Asset:	December 31, 2023	December 31, 2022
Net operating loss carryforward	350,632	$223,886
Total deferred tax asset before valuation allowance	350,632	223,886
Valuation allowance	(350,632)	(223,886)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $1,348,500   on December 31, 2023. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2023 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2023, the valuation allowance increased by $126,746. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The potential tax benefit arising from the loss carryforward may be carried forward indefinitely subject to usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2023, 2022 and 2021 Corporate Income Tax Return are subject to Internal Revenue Service examination.

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 7 – SUBSEQUENT EVENTS

Common shares issued for services

On January 4, 2024, the Company amended its agreement with Rafael Scotoni (the “Consultant”) dated April 1, 2022, whereby the Consultant agreed to serve as the non-exclusive Head of Business of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding business development. These services encompassed researching, introducing, and negotiating with new manufacturers for hanging air fresheners, as well as developing a comprehensive master distributor business plan tailored for Austria and Switzerland. The amended agreement extended the term to March 31, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. The Company shall award the aggregate sum of two hundred and fifty thousand (250,000) shares of common stock of the Company to the Consultant over the term of the amended agreement. In connection with this agreement, the Company issued 40,000 shares of its common stock to the Consultant for services rendered for the period from January 1, 2024, to March 31, 2024. These shares were valued at $40,000, or $1.00 per common share, based on the value of services provided and recorded stock-based professional fees of $40,000.

Private Placement Subscription Agreement

On March 13, 2024, the Company entered into a private placement subscription agreement (the “Subscription Agreement”) with an investor (the "Investor”). In connection with the Subscription Agreement, the Company issued 95,000 shares of its common stock to the Investor for cash proceeds of $76,000, or $0.80 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting was not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting:

(1) We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

(2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel.

Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Wolfgang Ruecker 848 Brickell Ave, PH 5 Miami, FL 3313	45	Chief Executive Officer, Chief Financial Officer, Treasurer, Chairman of the Board and Director

Wolfgang Ruecker - Mr. Wolfgang Ruecker, CEO is a Miami, Florida based investor and entrepreneur is our sole officer and director. Mr. Ruecker has over 20 years’ experience as an investor. Mr. Ruecker has invested in and operated online payment processing companies and has experience in financial management and operations. Since 2018, Mr. Ruecker has served as CEO of GH Bill Inc., which assists companies in going public.

Terms of Office

Our Director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed; our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation in accordance with Florida Business Corporation Act

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Director Independence

Our Board of Directors is currently comprised solely of Wolfgang Ruecker. Mr. Ruecker does not qualify as an independent director. Our securities are not listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.

Board Meetings; Annual Meeting Attendance

During the fiscal year ended December 31, 2023, the Board held one board meeting in person and via teleconference, and acted via unanimous written consent on 1 occasions. The Company did not hold an annual meeting.

Holders of our securities can send communications to the Board via mail or telephone to the Secretary at the Company’s principal executive offices. The Company has not yet established a policy with respect to our directors’ attendance at the annual meetings. A stockholder who wishes to communicate with the Board may do so by directing a written request addressed to our Corporate Secretary at the address appearing on the cover page of this Annual Report.

Committees of the Board of Directors

As our Common Stock is not presently listed for trading on a national securities exchange, we are not required to have board committees and we currently have no committees.

Code of Business Conduct and Ethics

Currently, we have not adopted a Code of Business Conduct and Ethics that would apply to our principal executive officer and principal financial and accounting officer, or persons performing similar functions in that our sole officer and director serves in these capacities.

Board Leadership Structure and Role in Risk Oversight

Currently, the Board is comprised of one director, Wolfgang Ruecker, who is serving as our Chairman. Mr. Ruecker is also our Chief Executive Officer.

The Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. We have no policy requiring combination or separation of these leadership roles and our governing documents do not mandate a particular structure. This has allowed the Board the flexibility to establish the most appropriate structure for the Company at any given time.

ITEM 11. EXECUTIVE COMPENSATION

The following summarizes the compensation earned by our executive officers named in the “Summary Compensation Table” below (referred to herein as our “named executive officers”) in the fiscal years ended December 31, 2023 and 2022.

This section also discusses the material elements of our executive compensation policies and decisions and important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the information presented in the following tables and the corresponding narrative.

Overview

Our named executive officers for the years ended December 31, 2023 and 2022, are as follows:

●	Wolfgang Ruecker – Chief Executive Officer and Chief Financial Officer;

2023 Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Wolfgang Ruecker	2023	-	-	-	-	-	-
Chief Executive Officer, Chief Financial Officer and Treasurer	2022	-	-	-	-	-	-

(1)	Mr. Ruecker currently devotes as many hours as required to manage the affairs of the Company at no salary until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation. Mt Ruecker’s compensation does not include professional fees paid to GH Bill, a company owned by Mr. Ruecker.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreement with Executive Officer

None

Outstanding Equity Awards at Fiscal Year-End

The following are the outstanding equity awards for the named executive officers as of December 31, 2023:

Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Wolfgang Ruecker	-	-	-	$-	-

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Wolfgang Ruecker	-	$-	-	$-

Disclosure of Equity Awards Based on Material Nonpublic Information: None

Pay Versus Performance (PVP)

In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP of our PEO and NEOs for each of the fiscal years ended December 31, 2023, 2022 and 2021, and our financial performance. Also as required by the SEC, this section compares CAP to various measures used to gauge performance at the Company for each such fiscal year. Also as required by the SEC, this section compares CAP to various measures used to gauge performance at the Company.

Pay versus Performance Table - Compensation Definitions

Salary, Bonus, Stock Awards, and All Other Compensation are each calculated in the same manner for purposes of both CAP and Summary Compensation Table, or SCT values. The primary difference between the calculation of CAP and SCT total compensation is the calculation of the value of “Stock Awards,” with the table below describing the differences in how these awards are valued for purposes of SCT total and CAP:

	SCT Total	CAP
Stock Awards	Grant date fair value of stock awards granted during the year	Fair value of stock awards that are unvested as of the end of the year, or vested during the year

Pay Versus Performance Table

In accordance with the SEC’s PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2023, 2022 and 2021, and our financial performance for each such fiscal year:

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total (2) Shareholder Return	Net Loss
2023	$-	$-	$-	$-	$-	$(850,912)
2022	$-	$-	$-	$-	$-	$(1,599,256)
2021	$285,000	$285,000	$-	$-	$-	$(980,917)

(1)	The PEO (CEO) in the 2023, 2022 and 2021 reporting year is Wolfgang Ruecker.

(2)	The CAP was calculated beginning with the PEO’s SCT total.

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2023.

		Fees Earned or Paid in Cash	Stock Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name of Director	Year	($)	($)	($)	($)	($)	($)
Wolfgang Ruecker	2023	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the beneficial ownership of our common stock as of April 12, 2024, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of April 12, 2024 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 33,606,966 shares of our common stock outstanding as of April 12, 2024. Shares of common stock that a person has the right to acquire within 60 days of April 12, 2024, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted below, the address of the persons listed on the table is c/o Miami Breeze Car Care Inc., 848 Brickell Ave, PH 5, Miami, Fl 33131.

Common Stock

Name and Address of Beneficial Owner	Number of Shares	Percent of Common Stock Outstanding
GH Bill Inc. (1)
17 SE 24th Ave
Pompano Beach, FL 33062	10,000,000	29.8%

Firaz Ruecker (2)
17 SE 24th Ave
Pompano Beach, FL 33062	10,000,000	29.8%

Lance Ruecker (3)
17 SE 24th Ave
Pompano Beach, FL 33062	10,000,000	29.8%

RN Consulting GMBH
Baarerstrasse 57
Zug 6302
Switzerland	2,000,000	5.9%
Total	32,000,000	95.3%

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially owned	Percent of Class Beneficially owned	Percent of Voting Power (1)
GH Bill Inc. (1)
17 SE 24th Ave
Pompano Beach, FL 33062	250,000	25%	16.25%

Firaz Ruecker (2)
17 SE 24th Ave
Pompano Beach, FL 33062	250,000	25%	16.25%

Lance Ruecker (3)
17 SE 24th Ave
Pompano Beach, FL 33062	500,000	50%	32.50%
Total	1,000,000	100%	65.00%

(1)	Wolfgang Ruecker, our CEO, and sole Director is also the CEO of GH Bill, Inc.
(2)	Firaz Ruecker is the wife of Wolfgang Ruecker
(3)	Lance Ruecker is the son of Wolfgang Ruecker

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of April 12, 2024, there were 33,606,966 shares of our common stock and 1,000,000 shares of Series A preferred stock issued and outstanding.

Series A Preferred stock

The Certificate of Designations, Preferences, Rights, and Limitations of Series A Convertible Preferred Stock (“Certificate of Designations”) provides that the Series A Convertible Preferred Stock shall be entitled to vote with the shares of the Company’s common stock at any annual or special meetings of the stockholders of the Company. Together, collectively in their entirety, all holders of Series A preferred stock shall have voting rights equal to exactly 65% of all voting rights available at the time of any vote, including Series A preferred stock. The holders of Series A Preferred Stock, through the ownership of Series A Preferred Stock, have the power to act on behalf of the Company, to call a special meeting of the shareholders, to remove and/or replace the Board of Directors or management or any individual members thereof in the event that one or more of the foregoing has done, or failed to do, anything which in his sole judgment, will materially and adversely impact the business of the Company in any manner whatsoever, including but not limited to, any violations of state or federal securities laws, or any action which could cause bankruptcy, dissolution, or other termination of the Company. In no event will the ombudsman have the right or power to participate in the normal and any usual daily operations of the Company.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders shall be entitled to receive out of the assets of the Company whether such asset or capital are surplus, for each of Preferred Stock an amount equal to the Holder’s pro rata share of the assets and funds of the Company to be distributed.

The Series A Preferred shall have no conversion rights and no dividend shall be declared or paid to the Series A Preferred Stock.

Future sales by existing stockholders

A total of 33,606,966 shares of common stock and 1,000,000 shares of Series A preferred stock held by our officers and directors were issued, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock. To be quoted on the OTCQB a market maker must file an application on our behalf to make a market for our common stock. As of the date of this Registration Statement, we have not engaged a market maker to file such an application, that there is no guarantee that a market marker will file an application on our behalf, and that even if an application is filed, there is no guarantee that we will be accepted for quotation.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2023 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Columns) (c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting agreement – related party

On April 16, 2021, we entered into a one-year Independent Marketing Consultant Agreement with Sky Breeze Capital, Ltd., a company whose sole owner is Wolfgang Ruecker, our CEO and majority shareholder. In connection with this agreement, we paid the related party cash of $285,000. During the years ended December 31, 2023 and 2022, we recorded professional fees – related party of $0 and $73,525, respectively.

GH Bill, Inc.

In 2021, GH Bill, Inc. (“GH Bill”), an entity owned by the Company’s majority shareholder, purchased $630 of inventory on behalf of the Company. On December 31, 2023 and 2022, accounts payable due to this entity amounted to $0 and $630, respectively, and is included in accounts payable – related party on the accompanying balance sheets.

On March 1, 2022, the Company entered into a ten-month business operations agreement with GH Bill. In connection with this agreement, the Company paid a monthly service fee of $4,000 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased to $8,500 per month. In January 2023, this monthly service fee was increased to $14,500 per month, and in August 2023, this monthly service fee was increased to $18,500 per month. In addition, during the years ended December 31, 2023 and 2022, the Company paid additional service fees of $7,000 and $30,000, respectively. In connection with this consulting agreement, for the years ended December 31, 2023 and 2022, the Company recorded professional fees – related party of $197,000 and $101,500, respectively.

For information regarding the number of restricted shares of stock, preferred stock, or options held by the Company’s executive officers, and directors, or an affiliate or immediate family member thereof, see “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), director(s) and significant stockholders. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our sole director will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, Mercurius & Associates LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2023	2022
Audit Fees	$19,000	$15,240
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees.  Consists of fees billed for the audit of our annual financial statements included in our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees.  Consists of professional services rendered for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services not related to the above categories.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

A.	The following documents are filed as part of this Report:

1.	Financial Statements:

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Exhibit

3.1	Original and Amended Articles of Incorporation as filed on February 25, 2021 and February 18, 2022, respectively (incorporated by reference to Exhibit 3.1 in our Form S-1 as filed on August 15, 2022).
3.2	Bylaws of Miami Breeze Car Care, Inc., as amended, dated September 30, 2022 (incorporated by reference to Exhibit 3.2 in our Form S-1/A as filed on January 20, 2023).
5.1	Opinion of Franklin Ogele, Esq. as to the legality of securities registered as dated June 30, 2022 (incorporated by reference to Exhibit 5.1 in our Form S-1 as filed on August 15, 2022).
5.2	Amended Opinion of Counsel dated October 21, 2023 (incorporated by reference to Exhibit 5.1A in our Form S-1/A as filed on October 31, 2023).
10.1	Product Formulation Agreement as filed on November 9, 2022 (incorporated by reference to Exhibit 10.1 in our Form S-1/A as filed on January 20, 2023).
10.2	Car Care Product Development and Manufacturing Agreement as filed on March 23, 2023 (incorporated by reference to Exhibit 10.1A in our Form S-1/A as filed on March 24, 2023).
10.3	Brand Ambassador Agreement as filed on April 28, 2021 (incorporated by reference to Exhibit 10.2 in our Form S-1/A as filed on January 20, 2023).
10.4	Addendum to the Brand Ambassador Agreement as filed on March 23, 2023 (incorporated by reference to Exhibit 10.2A in our Form S-1/A as filed on March 24, 2023).
10.5	Independent Marketing Consultant Agreement dated April 16, 2021 (incorporated by reference to Exhibit in our Form S-1/A as filed on October 31, 2023).
10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 in our Form S-1 as filed on August 15, 2022).
23.1*	Consent of independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed herewith

**	Furnished herewith

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIAMI BREEZE CAR CARE INC.

Date: April 15, 2024	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Wolfgang Ruecker as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wolfgang Ruecker	Chief Executive Officer, Chief Financial Officer and Treasurer, Chairman of the Board and Director	April 15, 2024
Wolfgang Ruecker	(principal executive officer and principal financial and accounting officer)

