Form 10-Q
period 2024-06-30
MIAMI BREEZE CAR CARE INC
filed 2024-08-09
CIK 1872066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,606,966 shares of common stock are issued and outstanding as of August 9, 2024.

Documents Incorporated by Reference: None

MIAMI BREEZE CAR CARE INC.

FORM 10-Q

June 30, 2024

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIAMI BREEZE CAR CARE INC.

BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$28,083	$74,889
Inventory	104,985	103,933
Prepaid expenses and other current assets	2,080	155
Prepaid expenses - related party	-	20,870

Total Current Assets	135,148	199,847

NON-CURRENT ASSET:
Deferred offering costs	10,000	-

TOTAL ASSETS	$145,148	$199,847

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$40,426	$23,809
Other current liabilites	36,600

Total Current Liabilities	77,026	23,809

Total Liabilities	77,026	23,809

SHAREHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 1,000,000 shares authorized; Series A Preferred stock; 1,000,000 shares designated; 1,000,000 shares issued and outstanding on June 30, 2024 and December 31, 2023	100	100
Common stock; par value $0.0001: 500,000,000 shares authorized; 33,606,966 and 33,471,966 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively	3,361	3,347
Additional paid-in capital	3,719,662	3,603,676
Accumulated deficit	(3,655,001)	(3,431,085)

Total Shareholders’ Equity	68,122	176,038

Total Liabilities and Shareholders’ Equity	$145,148	$199,847

See accompanying notes to unaudited financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

SALES	$2,249	$4,313	$3,952	$10,046

COST OF SALES	951	1,833	1,910	4,493

GROSS PROFIT	1,298	2,480	2,042	5,553

OPERATING EXPENSES:
Compensation and related benefits	-	18,180	-	36,648
Advertising and promotion	515	2,864	2,828	11,056
Professional fees (includes stock-based professional fees of $10,000 and $84,259 for the three months ended June 30, 2024 and 2023, and $50,000 and $338,426 for the six months ended June 30, 2024 and 2023, respectively)	34,452	105,759	90,077	383,476
Professional fees - related party	55,500	43,500	117,500	87,000
General and administrative expenses	7,300	8,342	14,855	20,879

Total Operating Expenses	97,767	178,645	225,260	539,059

LOSS FROM OPERATIONS	(96,469)	(176,165)	(223,218)	(533,506)

OTHER EXPENSES:
Foreign currency transaction loss	(30)	(985)	(698)	(474)

Total Other Expenses	(30)	(985)	(698)	(474)

NET LOSS	$(96,499)	$(177,150)	$(223,916)	$(533,980)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	33,606,966	33,471,966	33,567,461	33,471,966

See accompanying notes to unaudited financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	1,000,000	$100.00	33,471,966	$3,347.00	3,603,676	$(3,431,085.00)	$176,038

Common stock issued for services	-	-	40,000	4	39,996	-	40,000

Common stock issued for cash	-	-	95,000	10	75,990	-	76,000

Net loss	-	-	-	-	-	(127,417)	(127,417)

Balance, March 31, 2024	1,000,000	100	33,606,966	3,361	3,719,662	(3,558,502)	164,621

Net loss	-	-	-	-	-	(96,499)	(96,499)

Balance, June 30, 2024	1,000,000	$100	33,606,966	$3,361	$3,719,662	$(3,655,001)	$68,122

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	1,000,000	$100.00	33,471,966	$3,347.00	3,603,676	$(2,580,173.00)	$1,026,950

Net loss	-	-	-	-	-	(356,830)	(356,830)

Balance, March 31, 2023	1,000,000	100	33,471,966	3,347	3,603,676	(2,937,003)	670,120

Net loss	-	-	-	-	-	(177,150)	(177,150)

Balance, June 30, 2023	1,000,000	$100	33,471,966	$3,347	$3,603,676	$(3,114,153)	$492,970

See accompanying notes to unaudited financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,916)	$(533,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based professional fees	50,000	338,426
Change in operating assets and liabilities:
Inventory	(1,052)	1,148
Prepaid expenses and other current assets	(1,925)	25,000
Prepaid expenses - related party	20,870	(14,500)
Accounts payable	16,617	(2,145)

NET CASH USED IN OPERATING ACTIVITIES	(139,406)	(186,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred offering costs	(10,000)	-
Proceeds from sale of common stock	76,000	-
Proceeds from sale of common stock yet to be issued	26,600	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	92,600	-

NET DECREASE IN CASH	(46,806)	(186,051)

CASH, beginning of period	74,889	462,729

CASH, end of period	$28,083	$276,678
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited financial statements.

MIAMI BREEZE CAR CARE INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2024

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $223,916 and $533,980 for the six months ended June 30, 2024 and 2023, respectively.  The Company has an accumulated deficit of $3,655,001 and $3,431,085 on June 30, 2024 and December 31, 2023, respectively. The net cash used in operations was $139,406 and $186,051 for the six months ended June 30, 2024 and 2023, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financing to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the six months ended June 30, 2024 and 2023 include estimates for obsolete or slow-moving inventory and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2024 and December 31, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The carrying amounts reported in the balance sheets for cash, inventory, prepaid expenses, deferred offering costs, and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For the purposes of the statements of cash flow, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of June 30, 2024 and December 31, 2023.

Inventory

Inventory, consisting of finished goods, are stated at the lower of cost and net realizable value utilizing the weighted average cost method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales. During the six months ended June 30, 2024 and 2023, the Company did not write off obsolete and expired inventory. On June 30, 2024 and December 31, 2023, inventory amounted to $104,985 and $103,933, respectively.

Prepaid Expenses

Prepaid expenses include the value of fully vested and non-forfeitable shares issued prior to the services being performed, and other prepaid expenses, which are amortized into expense over the term of the respective agreement or as services are performed. Prepaid expenses amounted to $2,080 (including prepaid expenses – related party of $0) and $21,025 (including prepaid expenses – related party of $20,870) on June 30, 2024 and December 31, 2023, respectively.

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

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the six months ended June 30, 2024 and 2023, advertising costs charged to operations were $2,828 and $11,056, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2024 and December 31, 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the periods ended on December 31, 2023 and 2022. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of June 30, 2024 and December 31, 2023.

MIAMI BREEZE CAR CARE INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

Loss Per Common Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. On June 30, 2024 and December 31, 2023, the Company did not have any potentially dilutive securities.

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

Segment Reporting

During the six months ended June 30, 2024 and 2023, the Company operated in one reportable business segment.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The adoption of ASU 2020-06 had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of June 30, 2024 and December 31, 2023, 1,000,000 shares have been designated as Series A preferred stock and 1,000,000 Series A preferred shares were issued and outstanding.

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

MIAMI BREEZE CAR CARE INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

Common Stock

Sale of Common Stock

On March 13, 2024, the Company entered into a private placement subscription agreement (the “Subscription Agreement”) with an investor (the “Investor”). In connection with the Subscription Agreement, the Company issued 95,000 shares of its common stock to the Investor for cash proceeds of $76,000, or $0.80 per share.

Sale of Common Stock yet to be Issued

On June 26, 2024, the Company entered into a private placement subscription agreement (the “Subscription Agreement”) with an investor (the “Investor”). In connection with the Subscription Agreement, the Company will issue 33,250 shares of its common stock to the Investor for cash proceeds of $26,600, or $0.80 per share. As of June 30, 2024, the shares of its common stock have yet to be issued once the Company has obtained its trading symbol. Accordingly, the Company recognized the sale of common stock as part of other current liabilities for $26,600, which will be reclassified to equity when the shares are issued..

Issuance of Common Stock for Services

On April 28, 2021, the Company entered into a two-year brand ambassador agreement with an entity for marketing and promotional services, including the designing and implementation of certain promotional campaigns to be rendered by the entity and a certain individual sports celebrity. In connection with this brand ambassador agreement, the Company issued 2,000,000 restricted common shares of the Company to this entity. These shares vest immediately. These shares were valued at $2,000,000, or $1.00 per common share, based on contemporaneous common share sales by the Company. In connection with this agreement, during the six months ended June 30, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $250,000 respectively. On June 30, 2024 and December 31, 2023, prepaid expenses related to these shares amounted to $0 and $0.

On July 29, 2021, the Company issued 37,500 shares of its common stock for legal services rendered. These shares were valued at $112,500, or $3.00 per common share, based on contemporaneous common share sales by the Company. During the six months ended June 30, 2024 and 2023, the Company recorded stock-based-professional fees of $0 and $12,500, respectively. On June 30, 2024 and December 31, 2023, prepaid expenses amounted to $0 and $0.

On April 20, 2022, the Company issued 16,667 shares of its common stock to a consultant pursuant to a 12-month consulting agreement. These shares were valued at $16,667, or $1.00 per common share, based on contemporaneous common share sales by the Company. In connection with these shares, for the six months ended June 30, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $4,167, respectively. On June 30, 2024 and December 31, 2023, prepaid expenses amounted to $0 and $0, respectively.

On January 4, 2024, the Company amended its agreement with Rafael Scotoni (the “Consultant”) dated April 1, 2022, whereby the Consultant agreed to serve as the non-exclusive Head of Business of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding business development. These services encompassed researching, introducing, and negotiating with new manufacturers for hanging air fresheners, as well as developing a comprehensive master distributor business plan tailored for Austria and Switzerland. The amended agreement extended the term to March 31, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. The Company shall award the aggregate sum of two hundred and fifty thousand (250,000) shares of common stock of the Company to the Consultant over the term of the amended agreement. In connection with this agreement, the Company issued 40,000 shares of its common stock to the Consultant for services rendered for the period from January 1, 2024, to March 31, 2024. These shares were valued at $40,000, or $1.00 per common share, based on the value of services provided. During the six months ended June 30, 2024, the Company recorded stock-based professional fees of $40,000.

On June 12, 2024, the Company entered to an agreement with Stefan Lumpp (the “Consultant”), whereby the Consultant agreed to serve as the non-exclusive Head of Business Development of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding product sales development including, introduction to potential strategic partners, conducting assessment and creation of alliances and customers. The term of the agreement shall end on May 30, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. The Company shall award the aggregate sum of 10,000 shares of common stock of the Company to the Consultant when the Company is satisfied that such efforts have a possible/projected benchmark valuation of $10,000. In connection with this agreement, the Company will issue 10,000 shares of its common stock to the Consultant for services rendered for the period from June 12, 2024, to June 30, 2024. These shares were valued at $10,000, or $1.00 per common share, based on the value of services provided. As of June 30, 2024, the 10,000 shares of its common stock have yet to be issued and shall be issued once the Company has obtained its trading symbol. In connection with the 10,000 shares to be issued, during the six months ended June 30, 2024, the Company recorded stock-based professional fees of $10,000.

MIAMI BREEZE CAR CARE INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 4 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company places its cash in banks or financial institutions in the United Stated, and in Europe (not insured by the Federal Deposit Insurance Company (FDIC)). On June 30, 2024 and December 31, 2023, the Company had no cash in financial institutions that were not insured. The Company has not experienced any losses in such accounts through June 30, 2024.

Sales Concentration

During the six months ended June 30, 2024, 98.5% of the Company’s sales were generated in Europe. No customer accounted for 10% of sales.

NOTE 5 – RELATED PARTY TRANSACTIONS

GH Bill, Inc.

On March 1, 2022, the Company entered into a ten-month business operations agreement with GH Bill. In connection with this agreement, the Company paid a monthly service fee of $4,000 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased to $8,500 per month. In January 2023, this monthly service fee was increased to $14,500 per month, and in August 2023, this monthly service fee was increased to $18,500 per month. In addition, during the six months ended June 30, 2024 and 2023, the Company paid additional service fees of $6,500 and $0, respectively. In connection with this consulting agreement, for the six months ended June 30, 2024 and 2023, the Company recorded professional fees – related party of $117,500 and $87,000, respectively.

RN Consulting GmbH

On April 28, 2021, the Company entered into a two-year Brand Ambassador Agreement with RN Consulting GmbH, a company owned by Romain Grosjean, a race car driver, pursuant to which Romain Grosjean will, among other promotional engagements for the Company, serve as Brand Ambassador to the Company and its products, including carrying the Company’s branding on his race car suit at the NTT Indy Series sporting events. The Company has agreed and has already issued 2,000,000 shares of restricted stock common stock as compensation to RN Consulting. In addition, RN Consulting shall receive $1.00 for each 16oz bottle or gallon of the Company’s product sold on the Company’s Amazon account. The Brand Ambassador Agreement was renewed for an additional 24 months on March 20, 2023 with an automatic renewal clause for each subsequent 24 months term.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through August 9, 2024 the date these financial statements were available to be issued. The Company determines that there are no significant subsequent events.

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

12-Month Outlook and Roll Out of Production

During the next 12 months, we intend to grow production and sales through placement of sponsored ads on Amazon.com, Facebook and other digital media platforms to create product awareness to drive customers to our product. As of August 9, 2024, we have approximately $6,000 in cash and have estimated $740,000 for projected expenses on SEC reporting, legal, accounting and compliance, working capital/overhead and marketing and advertising for the next 12-months. The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTHS

SEC reporting, legal, accounting, audit and compliance	$120,000
Working capital/overhead	120,000
Marketing and advertising	500,000
Total	$740,000

Our cash resources as of August 9, 2024 will not be sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, or if our planned digital campaigns were to fail, we will be unable to execute on our projected operations for the next 12 months. In that event, we will be forced to cut down on our planned marketing and advertising campaigns, which will negatively affect our business, results of operations and financial condition. While we intend to engage in several equity or debt financings, there is no assurance that these will occur, nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are not dilutive of their interests.

Going Concern

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $223,916 and $533,980 for the six months ended June 30, 2024 and 2023, respectively. The Company has an accumulated deficit of $3,655,001 and $3,431,085 on June 30, 2024 and December 31, 2023, respectively. The net cash used in operations was $139,406 and $186,051 for the six months ended June 30, 2024 and 2023, respectively. No substantial revenues are anticipated until we have implemented our plan of operations. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects we will need to curtail its operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Revenue

During the three months ended June 30, 2024 and 2023, we generated revenues of $2,249 and $4,313, respectively, a decrease of $2,064, or 47.9%. During the six months ended June 30, 2024 and 2023, we generated revenues of $3,952 and $10,046, respectively, a decrease of $6,094, or 60.7%. Since inception, a majority of the Company’s sales were generated in Europe. No customer accounted for over 10% of sales. The decrease in sales was attributable to our lack of marketing efforts.

Cost of Sales

For the three months ended June 30, 2024 and 2023, cost of sales amounted to $951 and $1,833, respectively, a decrease of $882 or 48.1%. For the six months ended June 30, 2024 and 2023, cost of sales amounted to $1,910 and $4,493, respectively, a decrease of $2,583 or 57.5%. The decrease is primarily attributable to the decrease in sales as described above.

Operating expenses

For the three months ended June 30, 2024, operating expenses amounted to $97,767 as compared to $178,645 for the three months ended June 30, 2023, a decrease of $80,878, or 45.3%. For the six months ended June 30, 2024, operating expenses amounted to $225,260 as compared to $539,059 for the six months ended June 30, 2023, a decrease of $313,799, or 58.2%. For the three and six months ended June 30, 2024 and 2023, operating expenses consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Compensation and related benefits	$-	$18,180	$-	$36,648
Advertising and promotion	515	2,864	2,828	11,056
Professional fees	34,452	105,759	90,077	383,476
Professional fees - related parties	55,500	43,500	117,500	87,000
General and administrative expenses	7,300	8,342	14,855	20,879
Total Operating Expenses	$97,767	$178,645	$225,260	$539,059

Compensation and related benefits

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

For the three months ended June 30, 2024 and 2023, compensation and related benefits amounted to $0 and $18,180, respectively, a decrease of $18,180, or 100.0%. For the six months ended June 30, 2024 and 2023, compensation and related benefits amounted to $0 and $36,648, respectively, a decrease of $36,648, or 100.0%. The decreases were solely attributable to a decrease in compensation and related expenses.

Advertising and promotion

During the three months ended June 30, 2024 and 2023, advertising and promotion expenses amounted to $515 and $2,864, respectively, a decrease of $2,349, or 82.0%. The decrease was primarily attributable to the decrease in advertising campaigns in Europe to promote our products related to cost-cutting measures.

During the six months ended June 30, 2024 and 2023, advertising and promotion expenses amounted to $2,828 and $11,056, respectively, a decrease of $8,228, or 74.4%. The decrease was primarily attributable to the decrease in advertising campaigns in Europe to promote our products related to cost-cutting measures.

Professional fees

During the three months ended June 30, 2024 and 2023, we reported professional fees of $34,452 and $105,759, respectively, a decrease of $71,307, or 67.4%. The decrease was primarily attributable to a decrease in stock-based consulting of $74,259, and a decrease in legal fees of $8,000, offset by an increase in accounting fees of $8,294 and other professional fees of $2,658.

During the six months ended June 30, 2024 and 2023, we reported professional fees of $90,077 and $383,476, respectively, a decrease of $293,399, or 76.5%. The decrease was primarily attributable to a decrease in stock-based consulting of $288,426, and a decrease in legal fees of $20,500, offset by an increase in accounting fees of $13,444 and other professional fees of $2,083.

Professional fees – related parties

During the three months ended June 30, 2024 and 2023, we incurred $55,500 and $43,500 in professional fees – related parties, an increase of $12,000, or 27.6%. During the six months ended June 30, 2024 and 2023, we incurred $117,500 and $87,000 in professional fees – related parties, an increase of $30,500, or 35.1%. These increases were solely attributable to increases in fees paid to GH Bill, pursuant to a business operations agreement with GH Bill. In connection with this agreement, we paid a monthly service fee ranging from $4,000 to $18,500 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased from $4,000 to $8,500 per month, in January 2023, the monthly fee was increased to $14,500, and in August 2023, the monthly fee was increased to $18,500. In addition, during the six months ended June 30, 2024 and 2023, we paid additional service fees of $6,500 and $0, respectively.

General and administrative expenses

During the three months ended June 30, 2024 and 2023, general and administrative expenses amounted to $7,300 and $8,342, a decrease of $1,042, or 12.5%. This decrease was primarily attributable to a decrease in computer and internet expenses of $2,600, and a decrease in other general and administrative expenses of $89, offset by an increase in software and technology expenses of $1,647.

During the six months ended June 30, 2024 and 2023, general and administrative expenses amounted to $14,855 and $20,879, a decrease of $6,024, or 28.9%. This decrease was primarily attributable to a decrease in software and technology expenses of $4,476, and a decrease in computer and internet expenses of $2,600, offset by an increase in other general and administrative expenses of $1,052.

Loss from Operations

For the three months ended June 30, 2024, loss from operation amounted to $96,469 as compared to $176,165 for the three months ended June 30, 2023, a decrease of $79,696 or 45.2%. For the six months ended June 30, 2024, loss from operation amounted to $233,218 as compared to $533,506 for the six months ended June 30, 2023, a decrease of $310,288 or 58.2%. The decrease was primarily a result of the changes in revenue, cost of sales and operating expenses as discussed above.

Other Expenses

Other expenses solely consisted of foreign currency transaction loss. During the three months ended June 30, 2024 and 2023, we reported other expenses of $30 and $985, respectively, a decrease of $955 or 97.0%. During the six months ended June 30, 2024 and 2023, we reported other expenses of $698 and $474, respectively, a decrease of $224 or 47.3%.

Net Loss

Due to the foregoing reasons, during the three months ended June 30, 2024 and 2023, our net loss was $96,499, or $(0.00) per common share (basic and diluted) and $177,150, or ($0.01) per common share (basic and diluted), respectively, a decrease of $80,651, or 45.5%, and during the six months ended June 30, 2024 and 2023, our net loss was $223,916, or $(0.01) per common share (basic and diluted) and $533,980, or ($0.02) per common share (basic and diluted), respectively, a decrease of $310,064, or 58.1%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $58,122 and $28,083 in cash as of June 30, 2024, and working capital of $176,038 and $74,889 in cash as of December 31, 2023, respectively.

	June 30, 2024	December 31, 2023	Working Capital Change	Percentage Change
Working capital:
Total current assets	$135,148	$199,847	$(64,699)	(32.4)%
Total current liabilities	(77,026)	(23,809)	(53,217)	(223.5)%
Working capital	$58,122	$176,038	$(117,916)	(67.0)%

The decrease in working capital of $117,916 was primarily attributable to a decrease in current assets of $64,699 primarily due to a decrease in cash of $46,806, and a decrease in prepaid expenses of $18,945, offset by an increase in deferred offering cost of $10,000 and an increase in inventory of $1,052, and an increase in current liabilities of $53,217 primarily due to an increase in accounts payable and accrued expenses of $16,617, and an increase in other current liabilities of $36,600.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $223,916 and $533,980 for the six months ended June 30, 2024 and 2023, respectively. Net cash used in operations was $139,406 and $186,051 for the six months ended June 30, 2024 and 2023. Additionally, as of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $3,655,001 and $3,431,085, respectively, and have generated minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financing to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary uses of cash have been for compensation and related expenses, fees paid to third parties for professional services, advertising and promotion expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;
●	Product development fees;
●	Addition of administrative, and sales personnel as the business grows;
●	The cost of being a public company;
●	Marketing expense for building brand; and
●	Capital requirements for production capacity

Cash Flow Activities for the Six Months Ended June 30, 2024 and 2023

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(139,406)	$(186,051)
Net cash provided by financing activities	92,600	-
Net decrease in cash	(46,806)	(186,051)
Cash - beginning of the period	74,889	462,729
Cash - end of the period	$28,083	$276,678

Cash Flows from Operating Activities

Net cash used in operating activities totaled $139,406 and $186,051 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $46,645, or 25.1%.

Net cash used in operating activities for the six months ended June 30, 2024 primarily reflected a net loss of $223,916 adjusted for the add-back (reduction) of non-cash items consisting of stock-based professional fees of $50,000, offset by changes in operating assets and liabilities primarily consisting of an increase in inventory of $1,052, an increase in prepaid expenses and other current assets of $1,925, a decrease in prepaid expenses – related party of $20,870, and an increase in accounts payable of $16,617.

Net cash used in operating activities for the six months ended June 30, 2023 primarily reflected a net loss of $533,980, adjusted for the add-back (reduction) of non-cash items consisting of stock-based professional fees of $338,426, offset by changes in operating assets and liabilities primarily consisting of a decrease in inventory of $1,148, a decrease in prepaid expenses and other current assets of $25,000, an increase in prepaid expenses – related party of $14,500, and a decrease in accounts payable of $2,145.

Cash Flows from Investing Activities

For the six months ended June 30, 2024 and 2023, there was no net cash used in or provided by investing activities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $92,600. This primarily consists of proceeds from the sale of common stock of $76,000 and sale of common stock yet to be issued of $26,600, offset by payment of deferred offering cost of $10,000. There was no cash used in or provided by financing activities for the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s quarterly report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2024. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2024, our internal control over financial reporting was not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 26, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional and accredited investor (the “Investor”), pursuant to which we agreed to sell an aggregate of 33,250 shares (the “Shares”) of our common stock, par value $0.0001 per share, for an aggregate purchase price of $26,600.

On June 12, 2024, we entered into a Consulting Product Sales Development Agreement (the “Consulting Agreement”) with the same institutional and accredited investor (the “Consultant”), pursuant to which we agreed to compensate the services rendered by the consultant an aggregate of 10,000 shares (the “Shares”) of our common stock, par value $0.0001 per share, for an aggregate purchase price of $10,000.

Our shares were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Exhibit

3.1	Original and Amended Articles of Incorporation as filed on February 25, 2021 and February 18, 2022, respectively (incorporated by reference to Exhibit 3.1 in our Form S-1 as filed on August 15, 2022).
3.2	Bylaws of Miami Breeze Car Care, Inc., as amended, dated September 30, 2022 (incorporated by reference to Exhibit 3.2 in our Form S-1/A as filed on January 20, 2023).
5.1	Opinion of Franklin Ogele, Esq. as to the legality of securities registered as dated June 30, 2022 (incorporated by reference to Exhibit 5.1 in our Form S-1 as filed on August 15, 2022).
5.2	Amended Opinion of Counsel dated October 21, 2023 (incorporated by reference to Exhibit 5.1A in our Form S-1/A as filed on October 31, 2023).
10.1	Product Formulation Agreement as filed on November 9, 2022 (incorporated by reference to Exhibit 10.1 in our Form S-1/A as filed on January 20, 2023).
10.2	Car Care Product Development and Manufacturing Agreement as filed on March 23, 2023 (incorporated by reference to Exhibit 10.1A in our Form S-1/A as filed on March 24, 2023).
10.3	Brand Ambassador Agreement as filed on April 28, 2021 (incorporated by reference to Exhibit 10.2 in our Form S-1/A as filed on January 20, 2023).
10.4	Addendum to the Brand Ambassador Agreement as filed on March 23, 2023 (incorporated by reference to Exhibit 10.2A in our Form S-1/A as filed on March 24, 2023).
10.5	Independent Marketing Consultant Agreement dated April 16, 2021 (incorporated by reference to Exhibit 10.2 in our Form S-1/A as filed on October 31, 2023).
10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 in our Form S-1 as filed on August 15, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIAMI BREEZE CAR CARE INC.

Date: August 9, 2024	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board