Form 10-Q
period 2024-09-30
MIAMI BREEZE CAR CARE INC
filed 2024-11-13
CIK 1872066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,606,966 shares of common stock are issued and outstanding as of November 13, 2024.

Documents Incorporated by Reference: None

MIAMI BREEZE CAR CARE INC.

FORM 10-Q

September 30, 2024

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIAMI BREEZE CAR CARE INC.

BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,348	$74,889
Inventory	7,138	103,933
Prepaid expenses and other current assets	1,300	155
Prepaid expenses - related party	18,500	20,870

Total Current Assets	30,286	199,847

NON-CURRENT ASSET:
Deferred offering costs	10,000	-

TOTAL ASSETS	$40,286	$199,847

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,627	$23,809
Other current liabilites	66,600

Total Current Liabilities	83,227	23,809

Total Liabilities	83,227	23,809

SHAREHOLDERS' EQUITY:
Preferred stock; par value $0.0001; 1,000,000 shares authorized; Series A Preferred stock; 1,000,000 shares designated; 1,000,000 shares issued and outstanding on September 30, 2024 and December 31, 2023	100	100
Common stock; par value $0.0001: 500,000,000 shares authorized; 33,606,966 and 33,471,966 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively	3,361	3,347
Additional paid-in capital	3,719,662	3,603,676
Accumulated deficit	(3,766,064)	(3,431,085)

Total Shareholders' Equity	(42,941)	176,038

Total Liabilities and Shareholders' Equity	$40,286	$199,847

See accompanying notes to unaudited financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

SALES	$1,945	$4,701	$5,897	$14,747

COST OF SALES	793	1,800	2,703	6,293

GROSS PROFIT	1,152	2,901	3,194	8,454

OPERATING EXPENSES:
Compensation and related benefits	-	18,000	-	54,648
Advertising and promotion	708	3,599	3,536	14,655
Professional fees (includes stock-based professional fees of $20,000 and $0 for the three months ended September 30, 2024 and 2023, and $70,000 and $363,426 for the nine months ended September 30, 2024 and 2023, respectively)	35,296	26,705	125,373	410,181
Professional fees - related party	54,870	51,350	172,370	138,350
General and administrative expenses	7,415	11,223	22,270	32,102
Impairment loss	14,158	-	14,158	-

Total Operating Expenses	112,447	110,877	337,707	649,936

LOSS FROM OPERATIONS	(111,295)	(107,976)	(334,513)	(641,482)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	232	(2,111)	(466)	(2,585)

Total Other Income (Expense)	232	(2,111)	(466)	(2,585)

NET LOSS	$(111,063)	$(110,087)	$(334,979)	$(644,067)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	33,606,966	33,471,966	33,580,725	33,471,966

See accompanying notes to unaudited financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	1,000,000	$100.00	33,471,966	$3,347.00	3,603,676	$(3,431,085.00)	$176,038

Common stock issued for services	-	-	40,000	4	39,996	-	40,000

Common stock issued for cash	-	-	95,000	10	75,990	-	76,000

Net loss	-	-	-	-	-	(127,417)	(127,417)

Balance, March 31, 2024	1,000,000	100	33,606,966	3,361	3,719,662	(3,558,502)	164,621

Net loss	-	-	-	-	-	(96,499)	(96,499)

Balance, June 30, 2024	1,000,000	100	33,606,966	3,361	3,719,662	(3,655,001)	68,122

Net loss	-	-	-	-	-	(111,063)	(111,063)

Balance, September 30, 2024	1,000,000	$100	33,606,966	$3,361	$3,719,662	$(3,766,064)	$(42,941)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	1,000,000	$100.00	33,471,966	$3,347.00	3,603,676	$(2,580,173.00)	$1,026,950

Net loss	-	-	-	-	-	(356,830)	(356,830)

Balance, March 31, 2023	1,000,000	100	33,471,966	3,347	3,603,676	(2,937,003)	670,120

Net loss	-	-	-	-	-	(177,150)	(177,150)

Balance, June 30, 2023	1,000,000	100	33,471,966	3,347	3,603,676	(3,114,153)	492,970

Net loss	-	-	-	-	-	(110,087)	(110,087)

Balance, September 30, 2023	1,000,000	$100	33,471,966	$3,347	$3,603,676	$(3,224,240)	$382,883

See accompanying notes to unaudited financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(334,979)	$(644,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based professional fees	70,000	363,426
Impairment loss	14,158	-
Change in operating assets and liabilities:
Inventory	9,137	(4,094)
Prepaid expenses and other current assets	17,355	-
Prepaid expenses - related party	2,370	(18,499)
Accounts payable	47,818	6,342

NET CASH USED IN OPERATING ACTIVITIES	(174,141)	(296,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred offering costs	(10,000)	-
Proceeds from sale of common stock	76,000	-
Proceeds from sale of common stock yet to be issued	36,600	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	102,600	-

NET DECREASE IN CASH	(71,541)	(296,892)

CASH, beginning of period	74,889	462,729

CASH, end of period	$3,348	$165,837

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2023 of the Company which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $334,979 and $644,067 for the nine months ended September 30, 2024 and 2023, respectively.  The Company has an accumulated deficit of $3,766,064 and $3,431,085 on September 30, 2024 and December 31, 2023, respectively. The net cash used in operations was $174,141 and $296,892 for the nine months ended September 30, 2024 and 2023, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financing to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the nine months ended September 30, 2024 and 2023 include estimates for obsolete or slow-moving inventory and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyses all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2024 and December 31, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Cash and Cash Equivalents

For the purposes of the statements of cash flow, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of September 30, 2024 and December 31, 2023.

Inventory

Inventory, consisting of finished goods, are stated at the lower of cost and net realizable value utilizing the weighted average cost method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales. During the three and none months ended September 30, 2024, the Company recorded an impairment loss of $14,158 related to the write down of inventory to net realizable value. During the nine months ended September 30, 2023, the Company did not write off obsolete and expired inventory. On September 30, 2024 and December 31, 2023, inventory amounted to $7,138 and $103,933, respectively.

Prepaid Expenses

Prepaid expenses include the value of fully vested and non-forfeitable shares issued prior to the services being performed, and other prepaid expenses, which are amortized into expense over the term of the respective agreement or as services are performed. Prepaid expenses amounted to $19,800 (including prepaid expenses – related party of $18,500) and $21,025 (including prepaid expenses – related party of $20,870) on September 30, 2024 and December 31, 2023, respectively.

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

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the nine months ended September 30, 2024 and 2023, advertising costs charged to operations were $3,536 and $14,655, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the periods ended on December 31, 2023 and 2022. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of September 30, 2024 and December 31, 2023.

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

Loss Per Common Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. On September 30, 2024 and December 31, 2023, the Company did not have any potentially dilutive securities.

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

Segment Reporting

During the nine months ended September 30, 2024 and 2023, the Company operated in one reportable business segment.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of September 30, 2024 and December 31, 2023, 1,000,000 shares have been designated as Series A preferred stock and 1,000,000 Series A preferred shares were issued and outstanding.

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

Sale of Common Stock yet to be Issued

On June 26, 2024, the Company entered into a private placement subscription agreement with an investor. In connection with the Subscription Agreement, the Company will issue 33,250 shares of its common stock to the Investor for cash proceeds of $26,600, or $0.80 per share.

On August 5, 2024, the Company entered into a private placement subscription agreement with an investor. In connection with the Subscription Agreement, the Company will issue 10,000 shares of its common stock to the Investor for cash proceeds of $10,000, or $1.00 per share.

As of September 30, 2024, the 73,250 shares of its common stock have yet to be issued once the Company has obtained its trading symbol. Accordingly, the Company recognized the sale of common stock as part of other current liabilities for $36,600, which will be reclassified to equity when the shares are issued.

Issuance of Common Stock for Services

On April 28, 2021, the Company entered into a two-year brand ambassador agreement with an entity for marketing and promotional services, including the designing and implementation of certain promotional campaigns to be rendered by the entity and a certain individual sports celebrity. In connection with this brand ambassador agreement, the Company issued 2,000,000 restricted common shares of the Company to this entity. These shares vest immediately. These shares were valued at $2,000,000, or $1.00 per common share, based on contemporaneous common share sales by the Company. In connection with this agreement, during the nine months ended September 30, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $333,333 respectively. On September 30, 2024 and December 31, 2023, prepaid expenses related to these shares amounted to $0.

On July 29, 2021, the Company issued 37,500 shares of its common stock for legal services rendered. These shares were valued at $112,500, or $3.00 per common share, based on contemporaneous common share sales by the Company. During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based-professional fees of $0 and $25,000, respectively. On September 30, 2024 and December 31, 2023, prepaid expenses amounted to $0.

On April 20, 2022, the Company issued 16,667 shares of its common stock to a consultant pursuant to a 12-month consulting agreement. These shares were valued at $16,667, or $1.00 per common share, based on contemporaneous common share sales by the Company. In connection with these shares, for the nine months ended September 30, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $5,093, respectively. On September 30, 2024 and December 31, 2023, prepaid expenses amounted to $0.

On January 4, 2024, the Company amended its agreement with Rafael Scotoni (the “Consultant”) dated April 1, 2022, whereby the Consultant agreed to serve as the non-exclusive Head of Business of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding business development. These services encompassed researching, introducing, and negotiating with new manufacturers for hanging air fresheners, as well as developing a comprehensive master distributor business plan tailored for Austria and Switzerland. The amended agreement extended the term to March 31, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. The Company shall award the aggregate sum of two hundred and fifty thousand (250,000) shares of common stock of the Company to the Consultant over the term of the amended agreement. In connection with this agreement, the Company issued 40,000 shares of its common stock to the Consultant for services rendered for the period from January 1, 2024, to March 31, 2024. These shares were valued at $40,000, or $1.00 per common share, based on the value of services provided. During the nine months ended September 30, 2024, the Company recorded stock-based professional fees of $40,000.

On June 12, 2024, the Company entered to an agreement with Stefan Lumpp (the “Consultant”), whereby the Consultant agreed to serve as the non-exclusive Head of Business Development of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding product sales development including, introduction to potential strategic partners, conducting assessment and creation of alliances and customers. The term of the agreement shall end on May 30, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. The Company shall award the aggregate sum of 10,000 shares of common stock of the Company to the Consultant when the Company is satisfied that such efforts have a possible/projected benchmark valuation of $10,000. In connection with this agreement, the Company will issue 10,000 shares of its common stock to the Consultant for services rendered for the period from June 12, 2024, to June 30, 2024. These shares were valued at $10,000, or $1.00 per common share, based on the value of services provided. On August 19, 2024, the Company amended its agreement with the Consultant whereby the Company shall award the Consultant an additional 20,000 shares of the Company’s common stock at $1.00 per share in exchange for rendering services to the Company for the period from August 19, 2024, to September 30, 2024. These shares were valued at $20,000 or $1.00 per common share, based on the value of services provided. As of September 30, 2024, the aggregate of 30,000 shares of its common stock have yet to be issued and shall be issued once the Company has obtained its trading symbol. In connection with the 30,000 shares to be issued, during the nine months ended September 30, 2024, the Company recorded stock-based professional fees of $30,000.

NOTE 4 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company places its cash in banks or financial institutions in the United Stated, and in Europe (not insured by the Federal Deposit Insurance Company (FDIC)). On September 30, 2024 and December 31, 2023, the Company had no cash in financial institutions that were not insured. The Company has not experienced any losses in such accounts through September 30, 2024.

Sales Concentration

During the nine months ended September 30, 2024, 93.5% of the Company’s sales were generated in Europe. No customer accounted for 10% of sales.

NOTE 5 – RELATED PARTY TRANSACTIONS

GH Bill, Inc.

On March 1, 2022, the Company entered into a ten-month business operations agreement with GH Bill. In connection with this agreement, the Company paid a monthly service fee of $4,000 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased to $8,500 per month. In January 2023, this monthly service fee was increased to $14,500 per month, and in August 2023, this monthly service fee was increased to $18,500 per month. In addition, during the nine months ended September 30, 2024 and 2023, the Company paid additional service fees of $6,500 and $3,850, respectively. In connection with this consulting agreement, for the nine months ended September 30, 2024 and 2023, the Company recorded professional fees – related party of $172,370 and $138,350, respectively.

On September 20, 2024, the Company agreed to transfer inventory with a cost of $97,658 to GH Bill in exchange for accounts payable due to GH Bill as of September 30, 2024 of $55,000, the prepayment of October 2024 services amounting to $18,500, which is reflected as prepaid expenses – related party on September 30, 2024, and the receipt of cash of $10,000, In connection with this exchange, during the three and nine months ended September 30, 2024, the Company recorded an impairment loss of $14,158 to reflect a write down in inventory to net realized value, which is reflected as an impairment loss on the accompany unaudited statement of operations,

RN Consulting GmbH

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

NOTE 6 – SUBSEQUENT EVENTS

On October 29, 2024, the Company’s Board of Directors accepted the resignation of Wolfgang Reucker and William Bollander from all executive and board positions with the Company and appointed Harald Dieter Gietmann as the sole director of the Company as well as the Chief Executive Officer and Chief Financial Officer of the Company.

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

Overview

We are in the car care accessories business, focusing on protection products/car cleaning accessories. We were founded in 2021 as a Florida corporation. Our history dates back to 2018 when Wolfgang Ruecker, our Founder and former CEO and car enthusiast, was confronted with a challenge: how do you keep a car with the scent it had a brand-new right off the new car lot. The challenge led to years of collaboration with chemical engineers and mixers/perfumers resulting in what we believe delivers the perfect sensory experience for a luxury car: the Miami Breeze Car Care Products.

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

12-Month Outlook and Roll Out of Production

During the next 12 months, we intend to grow production and sales through placement of sponsored ads on Amazon.com, Facebook and other digital media platforms to create product awareness to drive customers to our product. As of November 13, 2024, we have approximately $6,300 in cash and have estimated $740,000 for projected expenses on SEC reporting, legal, accounting and compliance, working capital/overhead and marketing and advertising for the next 12-months. The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTHS

SEC reporting, legal, accounting, audit and compliance	$120,000
Working capital/overhead	120,000
Marketing and advertising	500,000
Total	$740,000

Our cash resources as of November 13, 2024 will not be sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, or if our planned digital campaigns were to fail, we will be unable to execute on our projected operations for the next 12 months. In that event, we will be forced to cut down on our planned marketing and advertising campaigns, which will negatively affect our business, results of operations and financial condition. While we intend to engage in several equity or debt financings, there is no assurance that these will occur, nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are not dilutive of their interests.

Going Concern

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $334,979 and $644,067 for the nine months ended September 30, 2024 and 2023, respectively. The Company has an accumulated deficit of $3,766,064 and $3,431,085 on September 30, 2024 and December 31, 2023, respectively. The net cash used in operations was $174,141 and $296,892 for the nine months ended September 30, 2024 and 2023, respectively. No substantial revenues are anticipated until we have implemented our plan of operations. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects we will need to curtail its operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Revenue

During the three months ended September 30, 2024 and 2023, we generated revenues of $1,945 and $4,701, respectively, a decrease of $2,756, or 58.6%. During the nine months ended September 30, 2024 and 2023, we generated revenues of $5,897 and $14,747, respectively, a decrease of $8,850, or 60.0%. Since inception, a majority of the Company’s sales were generated in Europe. The decrease in sales was attributable to our lack of marketing efforts.

Cost of Sales

For the three months ended September 30, 2024 and 2023, cost of sales amounted to $793 and $1,800, respectively, a decrease of $1,007, or 55.9%. For the nine months ended September 30, 2024 and 2023, cost of sales amounted to $2,703 and $6,293, respectively, a decrease of $3,590, or 57.0%. The decrease is primarily attributable to the decrease in sales as described above.

Operating expenses

For the three months ended September 30, 2024, operating expenses amounted to $112,447 as compared to $110,877 for the three months ended September 30, 2023, an increase of $1,570, or 1.4%. For the nine months ended September 30, 2024, operating expenses amounted to $337,707 as compared to $649,936 for the nine months ended September 30, 2023, a decrease of $312,229, or 48.0%. For the three and nine months ended September 30, 2024 and 2023, operating expenses consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation and related benefits	$-	$18,000	$-	$54,648
Advertising and promotion	708	3,599	3,536	14,655
Professional fees	35,296	26,705	125,373	410,181
Professional fees - related parties	54,870	51,350	172,370	138,350
General and administrative expenses	7,415	11,223	22,270	32,102
Impairment loss	14,158	-	14,158	-
Total Operating Expenses	$112,447	$110,877	$337,707	$649,936

Compensation and related benefits

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

For the three months ended September 30, 2024 and 2023, compensation and related benefits amounted to $0 and $18,000, respectively, a decrease of $18,000, or 100.0%. For the nine months ended September 30, 2024 and 2023, compensation and related benefits amounted to $0 and $54,648 respectively, a decrease of $54,648, or 100.0%. The decreases were solely attributable to a decrease in compensation and related expenses.

Advertising and promotion

During the three months ended September 30, 2024 and 2023, advertising and promotion expenses amounted to $708 and $3,599, respectively, a decrease of $2,891, or 80.3%. During the nine months ended September 30, 2024 and 2023, advertising and promotion expenses amounted to $3,536 and $14,655, respectively, a decrease of $11,119, or 75.9%. The decreases were primarily attributable to the decrease in advertising campaigns in Europe to promote our products related to cost-cutting measures.

Professional fees

During the three months ended September 30, 2024 and 2023, we reported professional fees of $35,296 and $26,705, respectively, an increase of $8,591, or 32.2%. The increase was primarily attributable to an increase in stock-based consulting of $20,000, and an increase in legal fees of $1,500, offset by a decrease in accounting fees of $12,910.

During the nine months ended September 30, 2024 and 2023, we reported professional fees of $125,373 and $410,181, respectively, a decrease of $284,808, or 69.4%. The decrease was primarily attributable to a decrease in stock-based consulting of $268,426, and a decrease in legal fees of $19,000, offset by an increase in accounting fees of $534 and other professional fees of $2,084.

Professional fees – related parties

During the three months ended September 30, 2024 and 2023, we incurred $54,870 and $51,350 in professional fees – related parties, an increase of $3,520, or 6.9%. During the nine months ended September 30, 2024 and 2023, we incurred $172,370 and $138,350 in professional fees – related parties, an increase of $34,020, or 24.6%. These increases were solely attributable to increases in fees paid to GH Bill, pursuant to a business operations agreement with GH Bill. In connection with this agreement, we paid a monthly service fee ranging from $4,000 to $18,500 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased from $4,000 to $8,500 per month, in January 2023, the monthly fee was increased to $14,500, and in August 2023, the monthly fee was increased to $18,500. In addition, during the nine months ended September 30, 2024 and 2023, we paid additional service fees of $6,500 and $3,850, respectively.

General and administrative expenses

During the three months ended September 30, 2024 and 2023, general and administrative expenses amounted to $7,415 and $11,223, a decrease of $3,808, or 33.9%. This decrease was primarily attributable to a decrease in computer and internet expenses of $1,500, and a decrease in other general and administrative expenses of $2,308.

During the nine months ended September 30, 2024 and 2023, general and administrative expenses amounted to $22,270 and $32,102, a decrease of $9,832, or 30.6%. This decrease was primarily attributable to a decrease in software and technology expenses of $5,291, a decrease in computer and internet expenses of $4,100, and a decrease in other general and administrative expenses of $441.

Loss from Operations

For the three months ended September 30, 2024, loss from operation amounted to $111,295 as compared to $107,976 for the three months ended September 30, 2023, an increase of $3,319 or 3.1%. For the nine months ended September 30, 2024, loss from operation amounted to $334,513 as compared to $641,482 for the nine months ended September 30, 2023, a decrease of $306,969 or 47.9%. The decrease was primarily a result of the changes in revenue, cost of sales and operating expenses as discussed above.

Other Income (Expense)

Other income (expense) solely consisted of foreign currency transaction gain (loss). During the three months ended September 30, 2024 and 2023, we reported other income (expense) of $232 and $(2,111), respectively, a positive change of $2,343, or 111.0%. During the nine months ended September 30, 2024 and 2023, we reported other income (expense) of $(466) and $(2,585), respectively, a positive change of $2,119, or 82.0%.

Net Loss

Due to the foregoing reasons, during the three months ended September 30, 2024 and 2023, our net loss was $111,063, or $(0.00) per common share (basic and diluted) and $110,087, or ($0.00) per common share (basic and diluted), respectively, an increase of $976, or 0.9%, and during the nine months ended September 30, 2024 and 2023, our net loss was $334,979, or $(0.01) per common share (basic and diluted) and $644,067, or ($0.02) per common share (basic and diluted), respectively, a decrease of $309,088, or 48.0%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a negative working capital of $52,941 and $3,348 in cash as of September 30, 2024, and working capital of $176,038 and $74,889 in cash as of December 31, 2023, respectively.

	September 30, 2024	December 31, 2023	Working Capital Change	Percentage Change
Working capital (deficit):
Total current assets	$30,286	$199,847	$(169,561)	(84.9)%
Total current liabilities	(83,227)	(23,809)	(59,418)	(249.6)%
Working capital (deficit)	$(52,941)	$176,038	$(228,979)	(130.1)%

The decrease in working capital of $228,979 was primarily attributable to a decrease in current assets of $169,561 primarily due to a decrease in cash of $71,541, a decrease in inventory of $96,795, and a decrease in prepaid expenses of $1,225, and an increase in current liabilities of $59,418 primarily due to an increase in other current liabilities of $66,600, offset by a decrease in accounts payable and accrued expenses of $7,182, ..

Our primary uses of cash have been for compensation and related expenses, fees paid to third parties for professional services, advertising and promotion expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;
●	Product development fees;
●	Addition of administrative, and sales personnel as the business grows;
●	The cost of being a public company;
●	Marketing expense for building brand; and
●	Capital requirements for production capacity

Cash Flow Activities for the Nine Months Ended September 30, 2024 and 2023

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(174,141)	$(296,892)
Net cash provided by financing activities	102,600	-
Net decrease in cash	(71,541)	(296,892)
Cash - beginning of the period	74,889	462,729
Cash - end of the period	$3,348	$165,837

Cash Flows from Operating Activities

Net cash used in operating activities totalled $174,141 and $296,892 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $122,751, or 41.3%.

Net cash used in operating activities for the nine months ended September 30, 2024 primarily reflected a net loss of $334,979 adjusted for the add-back (reduction) of non-cash items consisting of stock-based professional fees of $70,000 and a non-cash impairment loss of $14,158, offset by changes in operating assets and liabilities primarily consisting of a decrease in inventory of $9,137, an increase in prepaid expenses and other current assets of $17,355, a decrease in prepaid expenses – related party of $2,370, and a an increase in accounts payable of $47,818.

Net cash used in operating activities for the nine months ended September 30, 2023 primarily reflected a net loss of $644,067, adjusted for the add-back (reduction) of non-cash items consisting of stock-based professional fees of $363,426, offset by changes in operating assets and liabilities primarily consisting of an increase in inventory of $4,094, an increase in prepaid expenses – related party of $18,499, and an increase in accounts payable of $6,342.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024 and 2023, there was no net cash used in or provided by investing activities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $102,600. This primarily consists of proceeds from the sale of common stock of $76,000 and sale of common stock yet to be issued of $36,600, offset by payment of deferred offering cost of $10,000. There was no cash used in or provided by financing activities for the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s quarterly report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2024. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2024, our internal control over financial reporting was not effective.

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

On August 5, 2024 we entered into a private placement subscription agreement with an investor. In connection with the Subscription Agreement, the company will issue 10,000 of its common stock to the Investor for the cash proceeds of $10,000, or $1.00 per share.

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

MIAMI BREEZE CAR CARE INC.

Chairman of the Board
Date: November 13, 2024	By:	/s/ Harald Dieter Gietmann
Harald Dieter Gietmann
Chief Executive Officer, and Chief Financial Officer

