Form 10-K
period 2024-12-31
MIAMI BREEZE CAR CARE INC
filed 2025-03-31
CIK 1872066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.00 per share of common stock as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,606,966 shares of common stock are outstanding as of March 31, 2025.

Documents Incorporated by Reference: None

MIAMI BREEZE CAR CARE INC.

FORM 10-K

December 31, 2024

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

Overview

We were incorporated on February 25, 2021 in the State of Florida. We are a developer and distributor of automotive care products that provide a long-lasting, new car scent. We have collaborated with chemical engineers and mixers/perfumers resulting in what we believe delivers the perfect sensory experience for a luxury car.

A change in control of the registrant occurred on October 29, 2024. The person who acquired such control is Harald Gietmann. The events that resulted in the change in control were the Board Resolution appointing Mr. Gietmann as a director of the Company, holding the offices of President, Chief Executive Officer, and Chief Financial Officer of the Company, and the stock purchase agreement between GH Bill, Inc. and Harald Gietmann, whereby 100% of the Company’s Series A Preferred Stock and 6,000,000 shares of the Company’s common stock were purchased by Mr. Gietmann. Holders of the Company’s Series A Preferred Stock are entitled to vote with the holders of other classes of stock of the Company, and are entitled to sixty-five percent (65%) of all votes (including, but not limited to, common stock and other classes of stock) entitled to vote at each meeting of the shareholders of the Company (and written actions of the shareholders in lieu of meetings) with respect to any and all matters presented to the shareholder of the Company for their action or consideration. The basis of the control includes the appointment as a director and officer of the Company and acquisition of 100% of the Company’s Series A Preferred Stock now beneficially owned directly or indirectly by Harald Gietmann (via a stock purchase agreement between GH Bill, Inc., prior holder of 100% of the Company’s Series A Preferred Stock and 6,000,000 shares of common stock, and Harald Gietmann). The amount of the consideration in purchasing the Series A Preferred Stock was $40,000.

On February 28, 2025, the Company completed the acquisition of 100% ownership of Gin City Group, Inc, a Florida corporation and its wholly- owned subsidiary, Gincity GmbH, a German-based corporation. The transaction was completed by and between the Company and the shareholders of Gin City Group, Inc., represented by the holder of the Series A Super Voting Preferred Stock of Gin City Group, Inc., Harald Gietmann, who has a material relationship with the Company, via his appointment as a director and officer of the Company, and through his acquisition of 100% of the Series A Preferred Stock of the Company as described below. The nature and amount of consideration given or received for the assets was exactly one (1) share of the Company’s common stock, par value $0.0001 per share, for each one (1) share of Gin City Group, Inc. held as of the record date of February 19, 2025, for a total of exactly 20,730,050 shares of the Company’s common stock to be issued to those shareholders of Gin City Group, Inc. As GH Bill, Inc. and Harald Gietmann have an interest in both the Company and Gin City Group Inc, the parties have agreed to return their shares of the newly issued common stock of the Company pursuant to the Acquisition to treasury. As a result, the total amount of shares issued pursuant to the Acquisition will be 14,030,050 of common stock of the Company.

Gin City is an innovative luxury lifestyle company primarily focused on brand development and international expansion, following the success of its flagship location in Munich, Germany. Gin City plans to launch new venues in exclusive hotspots, including Miami, Ibiza, Dubai, and London.

In addition to expanding its venue footprint, Gin City is preparing to introduce a licensing model to further grow its international presence. The brand is also set to expand its premium product portfolio, which includes:

●	Gin City Original London Dry Gin
●	Gin City Zero (alcohol-free gin)
●	Gin City Gin-Tonic (ready-to-drink can)
●	Gin City Tonic

Gin City Group Inc. specializes in delivering exceptional nightlife experiences and creating new immersive entertainment concepts in the heart of the world’s most vibrant metropolitan cities. The company stands out with its unique venues and extraordinary concepts.

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

Industry/Market Overview

Car care products are high performance chemicals used to improve shine, gloss, and durability of vehicles. These chemicals also protect and retain the visual appeal of vehicles. There are different types of automotive appearance chemicals available in the market which include wheel care, tire shine, interior-exterior care, glass cleaner, paint cleaning and protection, paint restoration and many more.

The Global Car Care Products Market Size was estimated at $11.2 billion in 2024 and is expected to grow at a CAGR of 3.9% from 2025 to 2030, driven by rising awareness of vehicle maintenance and the increase in vehicle ownership. The demand for high-quality car care products is expected to surge as more people become conscious of the importance of maintaining their vehicles for longevity and performance. The rise in vehicle ownership, especially in developing regions, has led to the expansion of the customer base. This has led to higher investments in car care products, innovations in formulations, and growing market size to cater to the diverse needs of vehicle owners globally. The increase in disposable incomes and growing interest in vehicle aesthetics are also projected to accelerate the car care products industry's growth. As consumers have more spending power, they are investing in premium car care products to enhance the appearance of their vehicles and maintain their longevity. The emphasis on vehicle aesthetics, such as exterior detailing, interior cleaning, and customization, has increased demand for specialized car care solutions. Furthermore, the expanding automotive industry and the desire to preserve car value are expected to promote market expansion.1

Car Care Products market is segmented by region, by country, company, type, application and by sales channels. The industry is segmented by product type: Cleaning Products, Repair Products, Protection Products, Car Cleaning Accessories, Technical Care Product, and Antifreeze. The market is witnessing faster growth in Asia Pacific and North America. The growth can be attributed to the increasing demand from the growing automotive sector in key economies such as the U.S., Mexico, China, and India. The market is expected to be driven by the growth of the automotive industry around the world. The industry is expected to grow further due to the increasing disposable income in developing countries, along with the increasing consumer awareness regarding vehicle repair and maintenance. Moreover, an increase in the importance of aesthetics in automobiles, especially private vehicles, is expected to benefit the industry dynamics during the forecast period. Also, increasing awareness for maintaining car aesthetics and use of e-commerce platforms to increase customer base by major car care product manufacturers has promoted the growth of the market.

We are focused on Protection Products and Car Cleaning Accessories and have generated minimal revenue.

[1]	(https://www.grandviewresearch.com/industry-analysis/car-care-product-market).

Seasonality

Our business can be affected by weather conditions. Extremely hot or cold weather generally results in may decrease customers use of our products, which generally leads to a decrease in our sales for the duration of the extreme weather event. We expect demand for our products to be down in Europe and North America during winter seasons.

Suppliers and Source of Production

We intend to rely on a third-party plant to manufacture our products. We also intend to rely on third party suppliers of perfumes and other ingredients required for the formulation of our products. The Company entered into Car Care Development and Manufacturing Agreement (herein, “Manufacturing Agreement”) with CleanCompany Systemzentrale GmbH (“CleanCompany”) on January 4, 2023. Under the terms of the Manufacturing Agreement, CleanCompany agrees to manufacture, and package, according to our specifications, and deliver the finished products to us. CleanCompany shall source all necessary ingredients to manufacture the following products to ensure that they meet our quality expectations; provide the mixing and experimentation of such products for Miami Breeze Car Care and package the finished products to be shipped to the destinations as directed by us. Payment term is 50% at the placement of order and 50% at delivery. The initial term of the Agreement is 3 years.

Intellectual Property

None.

Research and Development

We did not incur any research and development expenses during 2024 and 2023.

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

Employees

We do not have employees; our CEO and sole Director, Mr. Harald Gietmann, devotes as many hours required to implement our business plan, including coordination with third parties that manufacture our car care products. We outsource our administrative functions to GH Bill, a company owned by our former CEO, Mr. Wolfgang Ruecker, and to other third parties. However, we plan to hire employees as we proceed with the implementation of our business plan.

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

We were incorporated in 2021 and have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations. Moreover, we are subject to all the risks inherent in developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. We may sustain losses in the future as we implement our business plan. We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the fiscal years ended December 31, 2024 and 2023, and there can be no assurance that we will ever generate sufficient revenues or operate profitably.

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, we can experience unanticipated expenses, delays and complications with product development, product shortages, and supply disruption. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

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

During the years ended December 31, 2024 and 2023, we incurred a net loss of $428,064 and $850,912, respectively, and on December 31, 2024, we had an accumulated deficit of $3,859,149. On December 31, 2024, we had cash of $3,743. We have generated minimal revenues to date. There is no assurance we will be able to generate enough revenues for the sale of our car care products business to successfully achieve positive cash flow or that our car care products business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

We believe that long-term profitability and growth will depend on our ability to:

●	Achieve market acceptability for our products.
●	Create brand loyalty
●	Our ability to deepen market penetration
●	Expand our operations and marketing/sales personnel

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

We are likely to become more exposed to the effects of fluctuations in currency exchange rates, which are likely in inflationary economic environment. Since we will pay for our raw materials in currencies other than U.S. dollars but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our operating results.

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

Harald Gietmann is our sole director and officer and does not qualify as an independent director.

Harald Gietmann is our sole director and officer and does not qualify as an independent director. In addition, Mr. Gietmann has not made a subjective determination as to whether there exists any relationship which, in his opinion would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. Had any such determination been made, Mr. Ruecker would have reviewed and discussed the information with the Company with regard to his business and personal activities and relationships as they may relate to us and our management.

We do not have sufficient cash on hand.

As of December 31, 2024, we had $3,743 in cash on hand. These cash resources are not sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations. We estimate that within the next 12 months we will need $870,000 to continue operations. See “Estimated Expenses for the Next Twelve Months.” While we intend to engage in several equity or debt financings, there is no assurance that these will actually occur. Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive to their interests. You should recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

We may not be able to continue our business as a going concern.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $428,064 and $850,912 for the years ended December 31, 2024 and 2023, respectively. The net cash used in operations was $183,746 and $387,840 for the years ended December 31, 2024 and 2023, respectively. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail its operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we unable to continue as a going concern.

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

Our officer and sole directors owns a substantial portion of our outstanding common stock and own 100% of our outstanding Series A preferred stock, and as long as he does, he is able to control the outcome of stockholder voting.

Our officer and sole director is collectively the beneficial owners of approximately 44.1% of the outstanding shares of our common stock and own 100% of our outstanding Series A preferred stock as of the date of this Annual Report. Series A Convertible Preferred Stock shall be entitled to vote with the shares of the Company’s common stock at any annual or special meetings of the stockholders of the Company. Together, collectively in their entirety, all holders of Series A preferred stock shall have voting rights equal to exactly 65% of all voting rights available at the time of any vote, including Series A preferred stock. The holders of Series A Preferred Stock, through their ownership of Series A Preferred Stock, have the power to act on behalf of the Company, to call a special meeting of the shareholders, to remove and/or replace the Board of Directors or management or any individual members thereof in the event that one or more of the foregoing has done, or failed to do, anything which in his sole judgment, will materially and adversely impact the business of the Company in any manner whatsoever, including but not limited to, any violations of state or federal securities laws, or any action which could cause bankruptcy, dissolution, or other termination of the Company. In no event will the ombudsman have the right or power to participate in the normal and any usual daily operations of the Company. Accordingly, our officers and directors, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

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

Our Amended Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock; up to 1,000,000 shares of preferred stock all of which are designated a Series A preferred stock. As of the date of this report, we had 13,606,966 common shares outstanding. Consequently, we have the ability to issue 466,393,034 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.

Anti-Takeover Effects of Stock Ownership and Control by our Sole Officer and Director.

Harald Gietmann holds all the 1,000,000 shares of our Series A Preferred Shares. The holders of Series A preferred stock have voting rights equal to exactly 65% of all voting rights available at the time of any vote, including Series A preferred stock. Mr. Gietmann, through his ownership of Series A Preferred Stock, has the power to act on behalf of the Company, to call a special meeting of the shareholders, to remove and/or replace the Board of Directors or management. In addition, Mr. Gietmann controls 44.1% of our issued and outstanding shares of common stock. As a result, Mr. Gietmann is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Unless an active trading market develops for our securities, investors may not be able to sell their shares.

We are a reporting company; however our common shares are not quoted on the OTC Markets. We expect to make an application for trading on the OTC Markets under the symbol “MBRZ.” There is, however, no guarantee that we would be successful in having our common stock listed on the OTC Markets so as to develop an active trading market and even if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock, or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

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

Since our common stock will be thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

●	the trading volume of our shares.
●	the number of securities analysts, market-makers and brokers following our common stock.
●	new products or services introduced or announced by us or our competitors.
●	actual or anticipated variations in quarterly operating results.
●	conditions or trends in our business industries.
●	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments.
●	additions or departures of key personnel.
●	sales of our common stock and
●	general stock market price and volume fluctuations of publicly traded, and particularly microcap, companies.

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

Our Amended Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock; up to 1,000,000 shares of preferred stock all of which are designated as Series A preferred stock. A of December 31, 2024, we had an aggregate of 1,000,000 Preferred Series A Stock outstanding and 13,606,966 Common shares outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes the disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obliged to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, as December 31, 2024 as a result of the following: (1) we do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals, and (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. While management intends to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Holders of Common Stock

As of March 31, 2025, there were approximately 71 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Overview

We were incorporated on February 25, 2021 in the State of Florida. We are a developer and distributor of automotive care products that provide a long-lasting, new car scent. We have collaborated with chemical engineers and mixers/perfumers resulting in what we believe delivers the perfect sensory experience for a luxury car.

We have developed a unique formula that helps simulate a new car smell. Our car cleaning spray and leather conditioner will have a car's interior smelling brand new. The interior cleaner ensures that the car looks and feels fresh and clean. Formulated to thoroughly clean and protect all hard interior surfaces, our cleaner lifts dust and grime and leaves a shield of protection from fading, cracking and harmful UV rays. Perfect for dashboards, interior panels and plastic, rubber or vinyl trim, the immaculate matt finish is complemented by the long-lasting Miami Breeze luxury new car scent.

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

12-Month Outlook and Roll Out of Production

During the next 12 months, we intend to grow production and sales through placement of sponsored ads on Amazon.com, Facebook and other digital media platforms to create product awareness to drive customers to our product. As of March 31, 2025, we have approximately $4,000 in cash and have estimated $870,000 for projected expenses on SEC reporting, legal, accounting and compliance, working capital/overhead and marketing and advertising for the next 12-months. The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTHS

SEC reporting, legal, accounting, audit and compliance	$120,000
Working capital/overhead	250,000
Marketing and advertising	500,000
Total	$870,000

Our cash resources as of March 31, 2025 will not be sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, or if our planned digital campaigns were to fail, we will be unable to execute on projected operations for the next 12 months. In that event, we will be forced to cut down on our planned marketing and advertising campaigns, which will negatively affect our business, results of operations and financial condition. While we intend to engage in several equity or debt financings, there is no assurance that these will occur, nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are not dilutive of their interests.

Going Concern

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $428,064 and $850,912 for the years ended December 31, 2024 and 2023, respectively. The net cash used in operations was $183,746 and $387,840 for the years ended December 31, 2024 and 2023, respectively. No substantial revenues are anticipated until we have implemented our plan of operations. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects we will need to curtail its operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Sales

During the years ended December 31, 2024 and 2023, we generated revenues of $7,580 and $16,850, respectively, a decrease of $9,270, or 55.0%. Since inception, a majority of the Company’s sales were generated in Europe. No customer accounted for over 10% of sales. The decrease in sales was attributable to our lack of marketing efforts due to a lack of working capital.

Cost of Sales

During the years ended December 31, 2024 and 2023, cost of sales amounted to $3,408 and $7,121, respectively, a decrease of $3,713, or 52.1%. The decrease is primarily attributable to the decrease in sales as described above.

Operating expenses

For the year ended December 31, 2024, operating expenses amounted to $431,745 as compared to $857,016 for the year ended December 31 2023, a decrease of $425,471, or 49.6%. For the years ended December 31 2024 and 2023, operating expenses consisted of the following:

	Year Ended December 31,
	2024	2023
Compensation and related benefits	$-	$56,648
Advertising and promotion	4,110	64,555
Professional fees	160,802	422,435
Professional fees - related party	227,870	197,000
General and administrative expenses	24,605	45,879
Impairment loss	14,358	70,499
Total Operating Expenses	$431,745	$857,016

Compensation and related benefits

Compensation and related expenses include salaries, stock-based compensation, health insurance and other benefits.

During the year ended December 31, 2024 and 2023, compensation and related benefits amounted to $0 and $56,648, respectively, a decrease of $56,648, or 100.0%. The decrease was attributable to a decrease in compensation and other related expenses of $56,648.

Advertising and promotion

During the years ended December 31, 2024 and 2023, advertising and promotion expenses amounted to $4,110 and $64,555, respectively, a decrease of $60,445, or 93.6%. The decrease was primarily attributable to a decrease in social media ads on Facebook and advertising campaigns in Europe to promote our products related to cost cutting measures. Additionally, during the year ended December 31, 2023, we incurred packaging and artwork fees amounting to $48,422 compared to $0 for the year ended December 31, 2024.

Professional fees

During the years ended December 31, 2024 and 2023, we reported professional fees of $160,802 and $422,435, respectively, a decrease of $261,633, or 61.9%. The decrease was primarily attributable to the decrease in stock-based consulting and legal fees of $293,426, offset by an increase in consulting fees of $20,000, an increase in legal fees of $6,000, and an increase in other professional fees of $5,793.

Professional fees – related parties

During the years ended December 31, 2024 and 2023, we incurred $227,870 and $197,000 in professional fees – related parties, an increase of $30,870, or 15.7%. This increase was attributable to an increase in fees paid to GH Bill of $30,870, pursuant to a business operations agreement with GH Bill. In connection with this agreement, we paid a monthly service fee ranging from $8,500 to $18,500 to GH Bill for administration and back-office services. In January 2023, the monthly service fee was increased from $8,500 to $14,500, and in August 2023, the monthly fee was increased to $18,500. In addition, during the years ended December 31, 2024 and 2023, we paid additional service fees of $6,500 and $7,000, respectively.

General and administrative expenses

During the years ended December 31, 2024 and 2023, general and administrative expenses amounted to $24,605 and $45,879, a decrease of $21,274, or 46.4%. This decrease was primarily attributable to a decrease in software and technology expenses of $7,497, a decrease in computer and internet expenses of $6,500, and a decrease in storage fees of $4,379.

Write-off of obsolete inventory

During the year ended December 31, 2024 and 2023, we wrote off obsolete and expired inventory in the amount of $14,358 and $70,499, respectively.

Loss from Operations

During the year ended December 31, 2024, loss from operation amounted to $427,573 as compared to $847,287 during the year ended December 31, 2023, a decrease of $419,914, or 49.5%. The decrease was primarily a result of the changes in revenue, cost of sales and operating expenses as discussed above.

Other Expenses

Other expenses solely consisted of foreign currency transaction loss. During the years ended December 31, 2024 and 2023, we reported other expenses of $491 and $3,625, respectively, a decrease of $3,134, or 86.5%.

Net Loss

Due to the foregoing reasons, during the years ended December 31, 2024 and 2023, our net loss was $428,064, or $(0.01) per common share (basic and diluted) and $850,912, or ($0.03) per common share (basic and diluted), respectively, a decrease of $422,848, or 49.7%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working deficit of $136,026 and $3,743 in cash as of December 31, 2024, and working capital of $176,038 and $74,889 in cash as of December 31, 2023, respectively.

	December 31, 2024	December 31, 2023	Working Capital Change	Percentage Change
Working capital:
Total current assets	$12,874	$199,847	$(186,973)	(93.6)%
Total current liabilities	(148,900)	(23,809)	(125,091)	525.4%
Working capital	$(136,026)	$176,038	$(312,064)	(177.3)%

The decrease in working capital of $312,064 was primarily attributable to a decrease in current assets of $186,973 primarily due to a decrease in prepaid expenses of $97,197, a decrease in cash of $71,146, and a decrease in inventory of $20,870, and an increase in current liabilities of $125,091.

Our primary uses of cash have been for compensation and related expenses, fees paid to third parties for professional services, advertising and promotion expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;
●	Product development fees;
●	Addition of administrative and sales personnel as the business grows;
●	The cost of being a public company;
●	Marketing expense for building brand;
●	Capital requirements for production capacity; and
●	Capital to seek other business opportunities.

Cash Flow Activities for the Years ended December 31, 2024 and 2023

The following table shows a summary of our cash flows for the year ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(183,746)	$(387,840)
Net cash provided by financing activities	112,600	-
Net decrease in cash	(71,146)	(387,840)
Cash - beginning of the year	74,889	462,729
Cash - end of the year	$3,743	$74,889

Cash Flows from Operating Activities

Net cash used in operating activities totaled $183,746 and $387,840 for the years ended December 31, 2024, and 2023, respectively, a decrease of $204,094.

Net cash used in operating activities for the year ended December 31, 2024 primarily reflected a net loss of $428,064, adjusted for the add-back (reduction) of non-cash items consisting of stock-based professional fees of $70,000 and a write-off of obsolete inventory included in operating expenses of $14,158, and changes in operating assets and liabilities, primarily consisting of a decrease in inventory of $9,539, a decrease in prepaid expenses and other current assets of $16,260, a decrease in prepaid expenses – related party of $20,870, and an increase in accounts payable of $113,491.

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

Cash Flows from Investing Activities

For the years ended December 31, 2024 and 2023, there was no net cash used in or provided by investing activities.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $112,600, which consisted of $112,600 in proceeds from the sale of our common stock. There were no cash used in or provided by financing activities for the year ended December 31, 2023.

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

MIAMI BREEZE CAR CARE INC.

FINANCIAL STATEMENTS

December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

MERCURIUS & ASSOCIATES LLP
+91 11 4559 6689 info@masllp.com www.masllp.com

To the Shareholders and Board of Directors of Miami Breeze Car Care, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Miami Breeze Car Care, Inc., (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, shareholders’ equity (deficit) and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses, and has an accumulated deficit of $3,859,149 and $3,431,085 as of December 31, 2024, and 2023 respectively and working capital deficit of $136,026 as of December 31, 2024. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

LLPIN-AAG-1471 A-94/8, Wazirpur Industrial Area New Delhi-110052, India

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statement. We believe that our audits provides a reasonable basis for our opinion.

Critical audit matter

Critical Audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mercurius & Associates LLP

Mercurius & Associates LLP

We have served as the Company’s auditor since 2021

New Delhi, India

March 31, 2025

MIAMI BREEZE CAR CARE INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash	$3,743	$74,889
Inventory	6,736	103,933
Prepaid expenses and other current assets	2,395	155
Prepaid expenses - related party	-	20,870

Total Current Assets	12,874	199,847

TOTAL ASSETS	$12,874	$199,847

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$82,300	$23,809
Subscriptions payable	66,600	-

Total Current Liabilities	148,900	23,809

Total Liabilities	148,900	23,809

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock; par value $0.0001; 1,000,000 shares authorized; Series A Preferred stock; 1,000,000 shares designated; 1,000,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	100	100
Common stock; par value $0.0001: 500,000,000 shares authorized; 33,606,966 and 33,471,966 shares issued and 13,606,966 and 33,471,966 shares outstanding at December 31, 2024 and 2023, respectively	3,361	3,347
Additional paid-in capital	3,721,662	3,603,676
Treasury stock (20,000,000 and 0 shares at December 31, 2024 and 2023, respectively)	(2,000)	-
Accumulated deficit	(3,859,149)	(3,431,085)

Total Shareholders' Equity (Deficit)	(136,026)	176,038

Total Liabilities and Shareholders' Equity	$12,874	$199,847

See accompanying notes to financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023

SALES	$7,580	$16,850

COST OF SALES	3,408	7,121

GROSS PROFIT	4,172	9,729

OPERATING EXPENSES:
Compensation and related benefits	-	56,648
Advertising and promotion	4,110	64,555
Professional fees (includes stock-based professional fees of $70,000 and $363,426 for the years ended December 31, 2024 and 2023, respectively	160,802	422,435
Professional fees - related party	227,870	197,000
General and administrative expenses	24,605	45,879
Impairment loss	14,358	70,499

Total Operating Expenses	431,745	857,016

LOSS FROM OPERATIONS	(427,573)	(847,287)

OTHER EXPENSE:
Foreign currency transaction loss	(491)	(3,625)

Total Other Expense	(491)	(3,625)

NET LOSS	$(428,064)	$(850,912)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	29,871,474	33,471,966

See accompanying notes to financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	# of Shares	Amount	# of Shares	Amount	Capital	# of Shares	Amount	Deficit	Equity (Deficit)

Balance, December 31, 2022	1,000,000	$100.00	33,471,966	$3,347	3,603,676	-	$-	$(2,580,173.00)	$1,026,950

Net loss	-	-	-	-	-	-	-	(850,912)	(850,912)

Balance, December 31, 2023	1,000,000	100	33,471,966	3,347	3,603,676	-	-	(3,431,085)	176,038

Common stock issued for services	-	-	40,000	4	39,996	-	-	-	40,000

Common stock issued for cash	-	-	95,000	10	75,990	-	-	-	76,000

Return of common stock to treasury stock	-	-	-	-	2,000	20,000,000	(2,000)	-	-

Net loss	-	-	-	-	-	-	-	(428,064)	(428,064)

Balance, December 31, 2024	1,000,000	$100	33,606,966	$3,361	$3,721,662	20,000,000	$(2,000)	$(3,859,149)	$(136,026)

See accompanying notes to financial statements.

MIAMI BREEZE CAR CARE INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(428,064)	$(850,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based professional fees	70,000	363,426
Impairment loss	14,158	70,499
Change in operating assets and liabilities:
Inventory	9,539	(3,790)
Prepaid expenses and other current assets	16,260	48,267
Prepaid expenses - related party	20,870	(20,870)
Accounts payable	113,491	6,170
Accounts payable - related party	-	(630)

NET CASH USED IN OPERATING ACTIVITIES	(183,746)	(387,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	76,000	-
Proceeds from sale of common stock yet to be issued	36,600	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	112,600	-

NET DECREASE IN CASH	(71,146)	(387,840)

CASH, beginning of year	74,889	462,729

CASH, end of year	$3,743	$74,889
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Inventory exchanged for accounts payable and prepaid expenses	$73,500

See accompanying notes to financial statements.

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $428,064 and $850,912 for the years ended December 31, 2024 and 2023, respectively. The Company has an accumulated deficit of $3,859,149 and $3,431,085 on December 31, 2024 and 2023, respectively. The net cash used in operations was $183,746 and $387,840 for the years ended December 31, 2024 and 2023, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financing to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2024 and 2023 include estimates for obsolete or slow-moving inventory and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2024 and 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

The carrying amounts reported in the balance sheets for cash, inventory, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For the purposes of the statements of cash flow, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2024 and 2023.

Inventory

Inventory, consisting of finished goods, are stated at the lower of cost and net realizable value utilizing the weighted average cost method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales. During the years ended December 31, 2024 and 2023, the Company recorded an impairment loss of $14,358 and $70,499 related to the write down of inventory to net realizable value, respectively. On December 31, 2024 and 2023, inventory amounted to $6,736 and $103,933, respectively.

Prepaid Expenses

Prepaid expenses include the value of fully vested and non-forfeitable shares issued prior to the services being performed, and other prepaid expenses, which are amortized into expense over the term of the respective agreement or as services are performed. Prepaid expenses amounted to $2,395 and $21,025 (including prepaid expenses – related party of $20,870) on December 31, 2024 and 2023, respectively.

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

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the years ended December 31, 2024 and 2023, advertising costs charged to operations were $4,110 and $64,555, respectively.

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

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2024 and 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the periods ended on December 31, 2024 and 2023. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of December 31, 2024 and 2023.

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

Loss Per Common Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. On December 31, 2024 and 2023, the Company did not have any potentially dilutive securities.

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

Segment Reporting

The Company operates as a single operating segment company that is a developer and distributor of automotive care products that provide a long-lasting, new car scent. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying notes to financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance does not change or remove current expense disclosure requirements and will not have any impact on the Company’s financial statements.

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of December 31, 2024 and 2023, 1,000,000 shares have been designated as Series A preferred stock and 1,000,000 Series A preferred shares were issued and outstanding.

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

As of December 31, 2024 and 2023, 1,000,000 shares of Series A preferred shares were issued and outstanding.

Common Stock

Sale of Common Stock for Cash

On March 13, 2024, the Company entered into a private placement subscription agreement (the “Subscription Agreement”) with an investor (the “Investor”). In connection with the Subscription Agreement, the Company issued 95,000 shares of its common stock to the Investor for cash proceeds of $76,000, or $0.80 per share.

Sale of Common Stock Yet to be Issued for Cash

On June 26, 2024, the Company entered into a private placement subscription agreement with an investor. In connection with the Subscription Agreement, the Company will issue 33,250 shares of its common stock to the Investor for cash proceeds of $26,600, or $0.80 per share, which was received in June 2024.

On August 5, 2024, the Company entered into a private placement subscription agreement with an investor. In connection with the Subscription Agreement, the Company will issue 10,000 shares of its common stock to the Investor for cash proceeds of $10,000, or $1.00 per share, which was received in August 2024.

As of December 31, 2024, the aggregate of 43,250 shares of its common stock have yet to be issued and shall be issued once the Company has obtained its trading symbol. Accordingly, as of December 31, 2024, the Company included $36,600 in subscriptions payable on the accompanying balance sheet, which will be reclassified to equity when the shares are issued.

Issuance of Common Stock for Services

On April 28, 2021, the Company entered into a two-year brand ambassador agreement with an entity for marketing and promotional services, including the designing and implementation of certain promotional campaigns to be rendered by the entity and a certain individual sports celebrity. In connection with this brand ambassador agreement, the Company issued 2,000,000 restricted common shares of the Company to this entity. These shares vested immediately. These shares were valued at $2,000,000, or $1.00 per common share, based on contemporaneous common share sales by the Company. In connection with this agreement, during the years ended December 31, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $333,333, respectively. On December 31, 2024 and 2023, prepaid expenses related to these shares amounted to $0.

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

On July 29, 2021, the Company issued 37,500 shares of its common stock for legal services rendered. These shares were valued at $112,500, or $3.00 per common share, based on contemporaneous common share sales by the Company. During the years ended December 31, 2024 and 2023, the Company recorded stock-based-professional fees of $0 and $25,000, respectively. On December 31, 2024 and 2023, prepaid expenses amounted to $0.

On April 20, 2022, the Company issued 16,667 shares of its common stock to a consultant pursuant to a 12-month consulting agreement. These shares were valued at $16,667, or $1.00 per common share, based on contemporaneous common share sales by the Company. In connection with these shares, for the years ended December 31, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $5,093, respectively. On December 31, 2024 and 2023, prepaid expenses amounted to $0.

On January 4, 2024, the Company amended its agreement with Rafael Scotoni (the “Consultant”) dated April 1, 2022, whereby the Consultant agreed to serve as the non-exclusive Head of Business of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding business development. These services encompassed researching, introducing, and negotiating with new manufacturers for hanging air fresheners, as well as developing a comprehensive master distributor business plan tailored for Austria and Switzerland. The amended agreement extended the term to March 31, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. The Company shall award the aggregate sum of 250,000 shares of common stock of the Company to the Consultant over the term of the amended agreement. In connection with this agreement, the Company issued 40,000 shares of its common stock to the Consultant for services rendered for the year ended December 31, 2024. These shares were valued at $40,000, or $1.00 per common share, based on contemporaneous common share sales by the Company. During the year ended December 31, 2024, the Company recorded stock-based professional fees of $40,000.

On June 12, 2024 and as amended on August 19, 2024, the Company entered to an agreement with Stefan Lumpp (the “Consultant”), whereby the Consultant agreed to serve as the non-exclusive Head of Business Development of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding product sales development including, introduction to potential strategic partners, conducting assessment and creation of alliances and customers. The term of the agreement shall end on May 30, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. In connection with this agreement, during the year ended December 31, 2024. the Company agreed to issue an aggregate of 30,000 shares of its common stock to the Consultant for services rendered during the year ended December 31, 2024. These shares were valued at $30,000, or $1.00 per common share, based on contemporaneous common share sales by the Company and accordingly, during the year ended December 31, 2024, the Company recorded stock-based professional fees of $30,000. As of December 31, 2024, the aggregate of 30,000 shares of its common stock have yet to be issued and shall be issued once the Company has obtained its trading symbol and accordingly, as of December 31, 2024, the Company included $30,000 in subscriptions payable on the accompanying balance sheet.

Return of Common Stock to Treasury Stock

On October 24, 2024, the Company entered into an agreement with the Firaz Ruecker and Lance Ruecker (together, the “Related Party Shareholders”) to return 20,000,000 shares to the Company as part of the Company’s treasury stock without any compensation or exchange. As of December 31, 2024, the 20,000,000 common shares were not cancelled and are reflected as treasury stock on the accompanying balance sheet.

NOTE 4 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company places its cash in banks or financial institutions in the United Stated, and in Europe (not insured by the Federal Deposit Insurance Company (FDIC)). On December 31, 2024 and 2023, the Company had no cash in financial institutions that are not insured, respectively. The Company has not experienced any losses in such accounts through December 31, 2024.

Sales Concentration

During the years ended December 31, 2024 and 2023, 99.0% and 66.4% of the Company’s sales were generated in Europe, respectively. No customer accounted for 10% of sales.

NOTE 5 – RELATED PARTY TRANSACTIONS

GH Bill, Inc.

On March 1, 2022, the Company entered into a ten-month business operations agreement with GH Bill. In connection with this agreement, the Company paid a monthly service fee of $4,000 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased to $8,500 per month. In January 2023, this monthly service fee was increased to $14,500 per month, and in August 2023, this monthly service fee was increased to $18,500 per month. In addition, during the years ended December 31, 2024 and 2023, the Company paid additional service fees of $6,500 and $7,000, respectively. In connection with this consulting agreement, for the years ended December 31, 2024 and 2023, the Company recorded professional fees – related party of $227,870 and $197,000, respectively.

MIAMI BREEZE CAR CARE INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

Return of Common Stock to Treasury Stock

On October 24, 2024, the Company entered into an agreement with the Related Party Shareholders to return 20,000,000 shares to the Company as part of the Company’s treasury stock without any compensation or exchange. As of December 31, 2024, the 20,000,000 common shares were not cancelled and are reflected as treasury stock on the accompanying balance sheet.

NOTE 6 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2024 and 2023 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the periods ended December 31, 2024 and 2023 were as follows:

	2024	2023
Income tax benefit at U.S. statutory rate	$(89,893)	$(178,691)
State income taxes	(25,684)	(42,546)
Non-deductible expenses	18,900	94,491
Change in valuation allowance	96,677	126,746
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2024 and 2023 was as follows:

Deferred Tax Asset:	December 31, 2024	December 31, 2023
Net operating loss carryforward	447,309	$350,632
Total deferred tax asset before valuation allowance	447,309	350,632
Valuation allowance	(447,309)	(350,632)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $1,706,648 on December 31, 2024. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2024 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2024, the valuation allowance increased by $96,677. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The potential tax benefit arising from the loss carryforward may be carried forward indefinitely subject to usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2024, 2023, 2022 and 2021 Corporate Income Tax Return are subject to Internal Revenue Service examination.

NOTE 7 – SUBSEQUENT EVENTS

Acquisition

On February 28, 2025, the Company completed the acquisition of 100% ownership of Gin City Group, Inc, a Florida corporation and its wholly- owned subsidiary, Gincity GmbH, a German-based corporation. The transaction was completed by and between the Company and the shareholders of Gin City Group, Inc., represented by the holder of the Series A Super Voting Preferred Stock of Gin City Group, Inc., Harald Gietmann, who has a material relationship with the Company, via his appointment as a director and officer of the Company, and through his acquisition of 100% of the Series A Preferred Stock of the Company as described below.

The nature and amount of consideration given or received for the assets was exactly one (1) share of the Company’s common stock, par value $0.0001 per share, for each one (1) share of Gin City Group, Inc. held as of the record date of February 19, 2025, for a total of exactly 20,730,050 shares of the Company’s common stock to be issued to those shareholders of Gin City Group, Inc. As GH Bill, Inc. and Harald Gietmann have an interest in both the Company and Gin City Group Inc, the parties have agreed to return their shares of the newly issued common stock of the Company pursuant to the Acquisition to treasury. As a result, the total amount of shares issued pursuant to the Acquisition will be 14,030,050 of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2024, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Harald Dieter Gietmann 848 Brickell Ave, PH 5 Miami, FL 3313	61	Chief Executive Officer, Chief Financial Officer, Treasurer, Chairman of the Board and Director

Harald Dieter Gietmann - Mr. Harald Dieter Gietmann has over three decades of experience in corporate strategy, investment structuring, and project development. Following his service in the German Armed Forces, where he held a training role in El Paso, TX, Mr. Gietmann founded EBFS Unternehmensberatung GmbH in 1991. For the past 33 years, he has led the company’s initiatives in investment opportunities, fund development, and property projects. He expanded these services to include advisory roles within the hospitality sector over the last 18 years. Mr. Gietmann specializes in corporate strategy alignment, process optimization, and professional development for diverse client groups.

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

Director Independence

Our Board of Directors is currently comprised solely of Harald Gietmann. Mr. Gietmann does not qualify as an independent director. Our securities are not listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.

Board Meetings; Annual Meeting Attendance

During the fiscal year ended December 31, 2024, the Board held one board meeting in person and via teleconference, and acted on via unanimous written consent on 1 occasions. The Company did not hold an annual meeting.

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

Board Leadership Structure and Role in Risk Oversight

Currently, the Board is comprised of one director, Mr. Gietmann, who is serving as our Chairman. Mr. Gietmann is also our Chief Executive Officer.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summarizes the compensation earned by our executive officers named in the “Summary Compensation Table” below (referred to herein as our “named executive officers”) in the fiscal years ended December 31, 2024 and 2023.

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

Overview

Our named executive officers for the years ended December 31, 2024 and 2023, are as follows:

●	Harald Dieter Gietmann – Chief Executive Officer and Chief Financial Officer since October 30, 2024;
●	Wolfgang Ruecker – Former Chief Executive Officer and Chief Financial Officer;

2023 Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Harald Dieter Gietmann	2024	-	-	-	-	-	-
Chief Executive Officer, Chief Financial Officer and Treasurer (1)

Wolfgang Ruecker	2024	-	-	-	-	-	-
Chief Executive Officer, Chief Financial Officer and Treasurer (2)	2023	-	-	-	-	-	-

(1)	Mr. Gietmann currently devotes as many hours as required to manage the affairs of the Company at no salary until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation.
(2)	Mr. Ruecker’s compensation did not include professional fees paid to GH Bill, a company owned by Mr. Ruecker.

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

Employment Agreement with Executive Officer

None

Outstanding Equity Awards at Fiscal Year-End

The following are the outstanding equity awards for the named executive officers as of December 31, 2024:

Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Harald Dieter Gietmann	-	-	-	$-	-

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Harald Dieter Gietmann	-	$-	-	$-

Disclosure of Equity Awards Based on Material Nonpublic Information: None

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2024.

		Fees Earned or Paid in Cash	Stock Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name of Director	Year	($)	($)	($)	($)	($)	($)
Harald Dieter Gietmann	2024	-0-	-0-	-0-	-0-	-0-	-0-
Wolfgang Ruecker	2024	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the beneficial ownership of our common stock as of April 12, 2024, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

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

The percentage of shares beneficially owned is computed on the basis of 13,606,966 shares of our common stock outstanding as of March 28, 2025. Shares of common stock that a person has the right to acquire within 60 days of March 28, 2025, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted below, the address of the persons listed on the table is c/o Miami Breeze Car Care Inc., 848 Brickell Ave, PH 5, Miami, Fl 33131.

Common Stock

Name and Address of Beneficial Owner	Number of Shares	Percent of Common Stock Outstanding
Harald Dieter Gietmann (1)	6,000,000	44.1%
Eschenstr. 51 München 81547 Germany
All executive officers and directors as a group (one person)	6,000,000	44.1%

GH Bill Inc. (2)
17 SE 24th Ave
Pompano Beach, FL 33062	4,000,000	29.4%

RN Consulting GMBH
Baarerstrasse 57
Zug 6302
Switzerland	2,000,000	14.7%
Total	12,000,000	88.2%

Preferred Stock

Name and Address of Beneficial Owner	Shares of Preferred Stock Beneficially owned	Percent of Class Beneficially owned	Percent of Voting Power
Harald Dieter Gietmann	1,000,000	100.0%	65.0%
Eschenstr. 51 München 81547 Germany

Total	1,000,000	100.0%	65.0%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of March 28, 2025, there were 13,606,966 shares of our common stock and 1,000,000 shares of Series A preferred stock outstanding.

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

Future sales by existing stockholders

A total of 13,606,966 shares of common stock and 1,000,000 shares of Series A preferred stock held by our officers and directors were outstanding, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

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

Equity Compensation Plan Information

The following table sets forth as of December 31, 2024 information regarding our common stock that may be issued under the Company’s equity compensation plans:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

GH Bill, Inc.

On March 1, 2022, the Company entered into a ten-month business operations agreement with GH Bill, Inc., a company owned by Wolfgang Ruecker, the former CEO/CFO of the Company. In connection with this agreement, the Company paid a monthly service fee of $4,000 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased to $8,500 per month. In January 2023, this monthly service fee was increased to $14,500 per month, and in August 2023, this monthly service fee was increased to $18,500 per month. In addition, during the years ended December 31, 2024 and 2023, the Company paid additional service fees of $6,500 and $7,000, respectively. In connection with this consulting agreement, for the years ended December 31, 2024 and 2023, the Company recorded professional fees – related party of $227,870 and $197,000, respectively.

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

	Years Ended December 31,
Category	2024	2023
Audit Fees	$19,624	$19,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

MIAMI BREEZE CAR CARE INC.

Date: March 31, 2025	By:	/s/ Harald Dieter Gietmann
Harald Dieter Gietmann
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Harald Dieter Gietmann as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harald Dieter Gietmann	Chief Executive Officer, Chief Financial Officer and Treasurer, Chairman of the Board and Director	March 31, 2025
Harald Dieter Gietmann	(principal executive officer and principal financial and accounting officer)