Form 10-Q
period 2025-03-31
MIAMI BREEZE CAR CARE INC
filed 2025-08-15
CIK 1872066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 48,759,599 shares of common stock are issued and 28,759,599 outstanding as of August 14, 2025.

Documents Incorporated by Reference: None

MIAMI BREEZE CAR CARE INC.

FORM 10-Q

March 31, 2025

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$306,710	$3,743
Accounts receivable	18,876	-
Inventory	74,262	6,736
Prepaid expenses and other current assets	186,668	2,395

Total Current Assets	586,516	12,874

Property and equipment, net	48,123	-
Operating right of use asset, net	699,326	-
Goodwill	360,954	-

TOTAL ASSETS	$1,694,919	$12,874

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$312,876	$82,300
Acquisition payable	317,986	-
Lease liability	61,768	-
Due to related parties	74,767	-
Contract liabilities	8,341	-
Subscriptions payable	-	66,600

Total Current Liabilities	775,738	148,900

Lease liability, net of current portion	637,558	-

Total Liabilities	1,413,296	148,900

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock; par value $0.0001; 1,000,000 shares authorized; Series A Preferred stock; 1,000,000 shares designated; 1,000,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	100	100
Common stock; par value $0.0001: 500,000,000 shares authorized; 47,710,266 and 33,606,966 shares issued and 27,710,266 and 13,606,966 shares outstanding at March 31, 2025 and December 31, 2024, respectively	4,771	3,361
Additional paid-in capital	4,309,377	3,721,662
Treasury stock (20,000,000 shares at March 31, 2025 and December 31, 2024)	(2,000)	(2,000)
Other comprehensive gain	5,011	-
Accumulated deficit	(4,035,636)	(3,859,149)

Total Shareholders' Equity (Deficit)	281,623	(136,026)

Total Liabilities and Shareholders' Equity	$1,694,919	$12,874

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

SALES	$79,270	$1,703

COST OF SALES	15,179	959

GROSS PROFIT	64,091	744

OPERATING EXPENSES:
Advertising and promotion	-	2,313
Professional fees	115,639	55,625
Professional fees - related parties	56,582	62,000
General and administrative expenses	78,228	7,555

Total Operating Expenses	250,449	127,493

LOSS FROM OPERATIONS	(186,358)	(126,749)

OTHER INCOME (EXPENSE):
Interest expense	(1,280)	-
Foreign currency transaction gain (loss)	11,151	(668)

Total Other Income (Expense), net	9,871	(668)

NET LOSS	$(176,487)	$(127,417)

COMPREHENSIVE LOSS:
Net loss	$(176,487)	$(127,417)

Other comprehensive gain:
Unrealized foreign currency translation gain	5,011	-

Comprehensive loss	$(171,476)	$(127,417)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	18,511,975	33,527,955

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

					Additional			Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Shareholders'
	# of Shares	Amount	# of Shares	Amount	Capital	# of Shares	Amount	Gain	Deficit	Equity (Deficit)

Balance, December 31, 2024	1,000,000	$100	33,606,966	$3,361	$3,721,662	20,000,000	$(2,000)	$-	$(3,859,149)	$(136,026)

Common stock issued for acquisition	-	-	14,030,050	1,403	521,122	-	-	-	-	522,525

Common stock issued for cash	-	-	73,250	7	66,593	-	-	-	-	66,600

Accumulated other comprehensive gain	-	-	-	-	-	-	-	5,011	-	5,011

Net loss	-	-	-	-	-	-	-	-	(176,487)	(176,487)

Balance, March 31, 2025	1,000,000	$100	47,710,266	$4,771	$4,309,377	20,000,000	$(2,000)	$5,011	$(4,035,636)	$281,623

								Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Shareholders'
	# of Shares	Amount	# of Shares	Amount	Capital	# of Shares	Amount	Gain	Deficit	Equity

Balance, December 31, 2023	1,000,000	$100	33,471,966	$3,347	$3,603,676	-	$-	$-	$(3,431,085)	$176,038

Common stock issued for services	-	-	40,000	4	39,996	-	-	-	-	40,000

Common stock issued for cash	-	-	95,000	10	75,990	-	-	-	-	76,000

Net loss	-	-	-	-	-	-	-	-	(127,417)	(127,417)

Balance, March 31, 2024	1,000,000	$100	33,606,966	$3,361	$3,719,662	-	$-	$-	$(3,558,502)	$164,621

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(176,487)	$(127,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,476	-
Stock-based professional fees	-	40,000
Change in operating assets and liabilities:
Accounts receivable	3,442	-
Inventory	(8,196)	157
Prepaid expenses and other current assets	(57,520)	(2,809)
Prepaid expenses - related party	-	3,000
Accounts payable	(38,849)	5,100
Contract liabilities	2,275	-

NET CASH USED IN OPERATING ACTIVITIES	(273,859)	(81,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	441,332	-
Purchase of property and equipment	(6,014)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	435,318	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	76,000
Payment of deferred offering costs	-	(10,000)
Proceeds from related party advances	136,497	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	136,497	66,000

NET INCREASE (DECREASE) IN CASH	297,956	(15,969)

Effect of exchange rate changes on cash	5,011	-

CASH, beginning of period	3,743	74,889

CASH, end of period	$306,710	$58,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,280	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common shares issued for subscription payable	$66,593

ACQUISITIONS:
Assets acquired:
Cash	$441,332	$-
Accounts receivable	22,318	-
Inventory	59,330	-
Prepaid expenses	126,753	-
Due from related party	135,238	-
Property and equipment	43,585	-
Operating right of use asset	678,012	-
Total assets acquired	1,506,568	-
Less: liabilities assumed:	-	-
Accounts payable and accrued expenses	269,425	-
Acquisition payable	317,986	-
Contract liabilities	6,066	-
Due to related parties	73,508	-
Lease liabilities	678,012
Total liabilities assumed	1,344,997	-
Net assets acquired	$161,571	$-

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 1 – NATURE OF ORGANIZATION

Nature of Organization

Miami Breeze Car Care Inc. (the “Company”) was incorporated on February 25, 2021 in the State of Florida, The Company is a developer and distributor of automotive care products that provide a long-lasting, new car scent.

On January 30, 2025, the Company formed a wholly-owned subsidiary, Gin City Management GmbH, a limited liability company incorporated under the laws of Munich, Germany (“Gin City Management”). The purpose of Gin City Management is the development, production, distribution and marketing of beverages of all kinds, both alcoholic and non-alcoholic, as well as acquisition, management, operation and sale of catering businesses.

On February 28, 2025, the Company completed the acquisition of 100% ownership of Gin City Group, Inc, a Florida corporation and its wholly- owned subsidiary, Gincity GmbH, a German-based corporation (“Gincity GmbH”). The transaction was completed by and between the Company and the shareholders of Gin City Group, Inc., represented by a holder of the Series A Super Voting Preferred Stock of Gin City Group, Inc., Harald Gietmann, who has a material relationship with the Company, via his appointment as a director and officer of the Company, and through his acquisition of 100% of the Series A Preferred Stock of the Company as described below. The nature and amount of consideration given or received for the assets was exactly one (1) share of the Company’s common stock, par value $0.0001 per share, for each one (1) share of Gin City Group, Inc. held as of the record date of February 19, 2025, for a total of exactly 14,030,050 shares of the Company’s common stock issued to those shareholders of Gin City Group, Inc., except GH Bill, Inc. and Harald Gietmann who have an interest in both the Company and Gin City Group Inc. These parties agreed to forfeit their shares of the newly issued common stock of the Company pursuant to the acquisition agreement (See Note 3).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AMD BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Miami Breeze, Inc. and its wholly owned subsidiaries, Gin City Group, Inc, and its wholly owned subsidiary, Gincity GmbH since its acquisition on February 28, 2025, and Gin City Management, since its incorporation on January 30, 2025. All intercompany accounts and transactions have been eliminated in consolidation.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2024 of the Company which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $176,487 and $127,417 for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operations was $273,859 and $81,969 for the three months ended March 31, 2025 and 2024, respectively. The Company has an accumulated deficit of $4,035,636 and $3,859,149 on March 31, 2025 and December 31, 2024, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financing to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the three months ended March 31, 2025 and 2024 include the valuation of accounts receivable, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed in a business acquisition, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2025 and December 31, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The Company measures certain financial instruments at fair value on a recurring basis. As of March 31, 2025 and December 31, 2024, the Company had no assets and liabilities measured at fair value on a recurring basis.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, acquisition payable, lease liability, due to related parties, contract liabilities, and subscriptions payable approximate their fair values based on the short-term maturity of these instruments.

Business Acquisition

The Company accounted for its business acquisition using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Determining the fair value of certain acquired assets and liabilities was subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. The business acquisition was included in the Company’s consolidated financial statements as of the date of the acquisition. (See Note 3).

Cash and Cash Equivalents

For the purposes of the statements of cash flow, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of March 31, 2025 and December 31, 2024.

Accounts Receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for credit losses on accounts receivable is recognized in general and administrative expenses.

Inventory

Inventory, consisting of finished goods, are stated at the lower of cost and net realizable value utilizing the weighted average cost method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales. During the three months ended March 31, 2025 and 2024, the Company did not record any impairment loss. On March 31, 2025 and December 31, 2024, inventory amounted to $74,262 and $6,736, respectively.

Prepaid Expenses

Prepaid expenses are amortized into expense over the term of the respective agreement or as services are performed. Prepaid expenses amounted to $186,668 and $2,395 on March 31, 2025 and December 31, 2024, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Goodwill

The Company’s business acquisition resulted in the recording of goodwill. Goodwill represented the excess of the purchase price paid over the fair value of the net assets acquired in the business acquisition. Goodwill is subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. The Company includes assumptions about the expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management compares the fair value of the assets to the carrying value. Goodwill is considered impaired if the recorded value exceeds the fair value. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless it determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projection and operating plans.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

Leases

The Company uses Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether it obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term.

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

The Company’s subsidiary, Gincity GmbH, generates sales from the sale of beverages and food products for cash or bank-issued credit and debit card transactions at its bar, which are recognized when a customer receives the beverage or food that they purchased, which is when our obligation to perform is satisfied. The Company’s sales are recognized at the point of purchase, net of discounts and incentives and net of applicable sales taxes.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in general and administrative expenses. Shipping and handling costs charged to customers are included in sales.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended March 31, 2025 and 2024, advertising costs charged to operations were $0 and $2,313, respectively.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2025 and December 31, 2024, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of March 31, 2025 and December 31, 2024.

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

Loss Per Common Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. On March 31, 2025 and December 31, 2024, the Company did not have any potentially dilutive securities.

Segment Reporting

Following the acquisition of Gin City Group, Inc., the Company operates in two reportable segments which consist of (1) the development and distribution of automotive care products that provide a long-lasting, new car scent, and (2) the operation of an adult beverage establishment named Gin City. The Company has determined that these reportable segments were strategic business units that offered different products. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the title and position of the chief operating decision maker (“CODM”). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. As a result, the Company has enhanced its segment disclosures in this report to include the presentation of depreciation and amortization, interest and joint venture expenses by segment and the disclosure of its CODM. The adoption of this ASU only affects the Company’s disclosures with no impact to its financial condition or results of operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this new guidance had no impact on the consolidated financial statements.

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

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

NOTE 3 – ACQUISITION

On February 28, 2025, the Company completed the acquisition of 100% ownership of Gin City Group, Inc, a Florida corporation and its wholly- owned subsidiary, Gincity GmbH, a German-based corporation (“Gincity GmbH”). The transaction was completed by and between the Company and the shareholders of Gin City Group, Inc., represented by a holder of the Series A Super Voting Preferred Stock of Gin City Group, Inc., Harald Gietmann, who has a material relationship with the Company, via his appointment as a director and officer of the Company, and through his acquisition of 100% of the Series A Preferred Stock of the Company as described below. The nature and amount of consideration given or received for the assets was exactly one (1) share of the Company’s common stock, par value $0.0001 per share, for each one (1) share of Gin City Group, Inc. held as of the record date of February 19, 2025, for a total of 14,030,050 shares of the Company’s common stock issued to those shareholders of Gin City Group, Inc., except GH Bill, Inc. and Harald Gietmann who have an interest in both the Company and Gin City Group Inc. These parties agreed to forfeit their shares of the newly issued common stock of the Company pursuant to the acquisition agreement.

The assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date, and were subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates were inherently uncertain and were subject to refinement. Management developed estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to goodwill. Based upon the preliminary purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Purchase consideration paid:
14,030,050 common shares issued	$522,525

Net assets acquired	161,571
Increase in goodwill	$360,954

NOTE 4 – ACCOUNTS RECEIVABLE

On March 31, 2025 and December 31, 2024, accounts receivable, net consisted of the following:

	March 31, 2025	December 31, 2024
Accounts receivable	$18,876	$-
Allowance for credit losses	-	-
Accounts receivable, net	$18,876	$-

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

During the three months ended March 31, 2025 and 2024, the Company did not record any credit losses.

NOTE 5 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of March 31, 2025 and December 31, 2024, 1,000,000 shares have been designated as Series A preferred stock and 1,000,000 Series A preferred shares were issued and outstanding.

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

As of December 31, 2024, the aggregate of 73,250 shares of its common stock were yet to be issued and were issued once the Company has obtained its trading symbol. Accordingly, as of December 31, 2024, the Company included $66,600 in subscriptions payable on the accompanying balance sheet, which was reclassified to equity when the 73,250 shares were issued. These shares were issued in January 2025.

Issuance of Common Stock for Services

On January 4, 2024, the Company amended its agreement with Rafael Scotoni (the “Consultant”) dated April 1, 2022, whereby the Consultant agreed to serve as the non-exclusive Head of Business of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding business development. These services encompassed researching, introducing, and negotiating with new manufacturers for hanging air fresheners, as well as developing a comprehensive master distributor business plan tailored for Austria and Switzerland. The amended agreement extended the term to March 31, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. The Company shall award the aggregate sum of 250,000 shares of common stock of the Company to the Consultant over the term of the amended agreement. In connection with this agreement, the Company issued 40,000 shares of its common stock to the Consultant for services rendered during the three months ended March 31, 2024. These shares were valued at $40,000, or $1.00 per common share, based on contemporaneous common share sales by the Company. During the three months ended March 31, 2024, the Company recorded stock-based professional fees of $40,000.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

On June 12, 2024 and as amended on August 19, 2024, the Company entered to an agreement with Stefan Lumpp (the “Consultant”), whereby the Consultant agreed to serve as the non-exclusive Head of Business Development of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding product sales development including, introduction to potential strategic partners, conducting assessment and creation of alliances and customers. The term of the agreement shall end on May 30, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. In connection with this agreement, during the year ended December 31, 2024. the Company agreed to issue an aggregate of 30,000 shares of its common stock to the Consultant for services rendered during the year ended December 31, 2024. These shares were valued at $30,000, or $1.00 per common share, based on contemporaneous common share sales by the Company and accordingly, during the year ended December 31, 2024, the Company recorded stock-based professional fees of $30,000. As of December 31, 2024, the aggregate of 30,000 shares of its common stock have yet to be issued and shall be issued once the Company has obtained its trading symbol and accordingly, as of December 31, 2024, the Company included $30,000 in subscriptions payable on the accompanying balance sheet. These shares were issued in January 2025.

Return of Common Stock to Treasury Stock

On October 24, 2024, the Company entered into an agreement with the Firaz Ruecker and Lance Ruecker (together, the “Related Party Shareholders”) to return 20,000,000 shares to the Company as part of the Company’s treasury stock without any compensation or exchange. As of March 31, 2025 and December 31, 2024, the 20,000,000 common shares were not cancelled and are reflected as treasury stock on the accompanying consolidated balance sheets.

NOTE 6 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company places its cash in banks or financial institutions in the United Stated, and in Europe (not insured by the Federal Deposit Insurance Company (FDIC)). On March 31, 2025 and December 31, 2024, the Company had no cash in financial institutions that are not insured, respectively. The Company has not experienced any losses in such accounts through March 31, 2025.

Sales Concentration

During the three months ended March 31, 2025 and 2024, substantially all of the Company’s sales were generated in Europe. No customer accounted for 10% of sales.

NOTE 7 – RELATED PARTY TRANSACTIONS

Professional Fees – Related Parties

On March 1, 2022, the Company entered into a ten-month business operations agreement with GH Bill, a company owned by the former CEO of Miami Breeze for administration and back-office services. In connection with this agreement, the Company paid a monthly service fee of $4,000 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased to $8,500 per month. In January 2023, this monthly service fee was increased to $14,500 per month, and in August 2023, this monthly service fee was increased to $18,500 per month. In addition, during the three months ended March 31, 2024, the Company paid additional service fees to GH Bill of $6,500. In connection with this consulting agreement, for the three months ended March 31, 2025 and 2024, the Company recorded professional fees – related party of $55,500 and $62,000, respectively.

During the three months ended March 31, 2025, the Company paid a consulting fee to the former owner of Gin City Group. Inc., who is a beneficial shareholder of $1,082. In connection with this consulting agreement, for the three months ended March 31, 2025, the Company recorded professional fees – related parties of $1,082.

Return of Common Stock to Treasury Stock

On October 24, 2024, the Company entered into an agreement with the Related Party Shareholders to return 20,000,000 shares to the Company as part of the Company’s treasury stock without any compensation or exchange. As of March 31, 2025 and December 31, 2024, the 20,000,000 common shares were not cancelled and are reflected as treasury stock on the accompanying consolidated balance sheets.

 NOTE 8 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITY

On February 28, 2025, as a result of the acquisition of Gincity GmbH, the Company assumed a non-cancelable operating leases for the lease of the Gin City establishment. The lease term expires on March 31, 2034. The fixed monthly base rent is 7,604 Euro per month ($8,224 per month as of March 31, 2025).

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Upon acquisition, the Company analyzed the leases and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheet, at fair value. Accordingly, on February 28, 2025, the Company recognized a right of use assets and lease liabilities by $678,012.

For the three months ended March 31, 2025, in connection with its operating lease, the Company recorded rent expense of approximately $8,000, which is included in operating expenses on the accompanying unaudited consolidated statement of operations. The Company did not record any rent expense during the three months ended March 31, 2024.

The significant assumption used to determine the present value of the lease liability during the three months ended March 31, 2025 was a discount rate of 5.5% which was based on the Company’s incremental borrowing rate.

On March 31, 2025 and December 31, 2024, operating ROU Asset is summarized as follows:

	March 31, 2025	December 31, 2024
Operating lease right of use asset, net	$699,326	$-
Balance of ROU assets	$699,326	$-

On March 31, 2025, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ending March 31,	Amount
2026	$98,689
2027	98,689
2028	98,689
2029	98,689
2030	98,689
Thereafter	394,755
Total minimum non-cancelable operating lease payments	888,200
Less: discount to fair value	(188,874)
Total lease liability on March 31, 2025	$699,326

NOTE 9 – SEGMENT REPORTING

The Company operates in two operating and reportable segments which consist of (1) the development and distribution of automotive care products that provide a long-lasting, new car scent, and (2) the operation of an adult beverage establishment named Gin City. The Company has determined that these reportable segments were strategic business units that offer different products. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The decisions concerning the allocation of the Company’s resources are made by the CODM. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. The CODM assesses segment performance by using each segments’ operating income (loss) and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Segment assets are reviewed by the Company’s CODM and are disclosed below. The accounting policies of the Car Care and Gin City segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

Three Months Ended March 31, 2025

	Car Care	Gin City	Consolidated
Net sales	$874	$78,396	$79,270
Cost of sales	268	14,911	15,179
Gross profit	606	63,485	64,091
Operating expenses (excluding depreciation)	80,674	168,299	248,973
Depreciation	-	1,476	1,476
Loss from operations	(80,068)	(106,290)	(186,358)
Interest income (expense)	71	(1,351)	(1,280)
Foreign currency transaction gain	30	11,121	11,151
Loss before provision for income taxes	(79,967)	(96,520)	(176,487)
Provision for income taxes	-	-	-
Net loss	$(79,967)	$(96,520)	$(176,487)

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Three Months Ended March 31, 2024

	Car Care	Gin City	Consolidated
Net sales	$1,703	$-	$1,703
Cost of sales	959		959
Gross profit	744		744
Operating expenses (excluding depreciation)	127,493	-	127,493
Depreciation	-	-	-
Loss from operations	(126,749)	-	(126,749)
Foreign currency transaction loss	(668)	-	(668)
Loss before provision for income taxes	(127,417)	-	(127,417)
Provision for income taxes	-	-	-
Net loss	$(127,417)	$-	$(127,417)

	March 31, 2025	December 31, 2024
Total assets by segment on March 31, 2025 and December 31, 2024 were as follows:
Car Care	$37,595	$12,874
Gin City	1,657,324	-
	$1,694,919	$12,874

	March 31, 2025	December 31, 2024
Total assets by geographic location on March 31, 2025 and December 31, 2024 were as follows:
USA	$571,871	$12,874
Germany	1,123,048	-
	$1,694,919	$12,874

NOTE 10 – SUBSEQUENT EVENTS

During the three months ended June 30, 2025, the Company entered into private placement subscription agreements with investors. In connection with these subscription agreements, the Company shall issue 1,239,164 shares of its common stock to the investors for cash proceeds of $1,668,390, or prices ranging from $0.50 to $1.80 per share.

During the three months ended June 30, 2025, the Company entered into a Retail Store Construction Agreement with a contractor. In connection with this agreements, the Company issue 6,500 shares of its common stock to the contractor for construction services in connection with the buildout of a new location valued at $11,700, or $1.80 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note Regarding Our Forward-Looking Statements” elsewhere in this Report. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On January 30, 2025, we formed a wholly-owned subsidiary, Gin City Management GmbH, a limited liability company incorporated under the laws of Munich, Germany (“Gin City Management”). The purpose of Gin City Management is the development, production, distribution and marketing of beverages of all kinds, both alcoholic and non-alcoholic, as well as acquisition, management, operation and sale of catering businesses.

On February 28, 2025, we completed the acquisition of 100% ownership of Gin City Group, Inc, a Florida corporation and its wholly- owned subsidiary, Gincity GmbH, a German-based corporation (“Gincity GmbH”). The transaction was completed by and between the Company and the shareholders of Gin City Group, Inc., represented by a holder of the Series A Super Voting Preferred Stock of Gin City Group, Inc., Harald Gietmann, who has a material relationship with the Company, via his appointment as a director and officer of the Company, and through his acquisition of 100% of the Series A Preferred Stock of the Company as described below. The nature and amount of consideration given or received for the assets was exactly one (1) share of the Company’s common stock, par value $0.0001 per share, for each one (1) share of Gin City Group, Inc. held as of the record date of February 19, 2025, for a total of exactly 14,030,050 shares of the Company’s common stock issued to those shareholders of Gin City Group, Inc., except GH Bill, Inc. and Harald Gietmann who have an interest in both the Company and Gin City Group Inc. These parties agreed to forfeit their shares of the newly issued common stock of the Company pursuant to the acquisition agreement

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our financial statements contained in this Report, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

12-Month Outlook and Roll Out of Production

During the next 12 months, we intend to grow production and sales through placement of sponsored ads on Amazon.com, Facebook and other digital media platforms to create product awareness to drive customers to our product. As of March 31, 2025, we have approximately $307,000 in cash and have estimated $870,000 for projected expenses on SEC reporting, legal, accounting and compliance, working capital/overhead and marketing and advertising for the next 12-months. The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

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

Going Concern

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $176,487 and $127,417 for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operations was $273,859 and $81,969 for the three months ended March 31, 2025 and 2024, respectively. The Company has an accumulated deficit of $4,035,636 and $3,859,149 on March 31, 2025 and December 31, 2024, respectively. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects we will need to curtail its operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) and the requirements of the Securities and Exchange Commission.

Critical Accounting Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies and significant estimates are more fully described in Note 2 in the “Notes to Financial Statements”, we believe the following estimates are critical to the process of making significant judgments and estimates in preparation of our consolidated financial statements.

Business Acquisition

The Company accounted for its business acquisition using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Determining the fair value of certain acquired assets and liabilities was subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. The business acquisition was included in the Company’s consolidated financial statements as of the date of the acquisition. (See Note 3 of the Company’s unaudited consolidated financial statements).

Recently Issued Accounting Pronouncements

Refer to the notes to the unaudited consolidated financial statements.

Results of Operations

Sales

During the three months ended March 31, 2025 and 2024, we generated revenues of $79,270 and $1,703, respectively, an increase of $77,567, or 4555%. The increase in sales was attributable to the acquisition of Gin City Group, Inc and Gincity GmbH on February 28, 2025.

Cost of Sales

During the three months ended March 31, 2025 and 2024, cost of sales amounted to $15,179 and $959, respectively, an increase of $14,220, or 1483%. The increase was attributable to the acquisition of Gin City Group, Inc and Gincity GmbH on February 28, 2025.

Gross Profit

During the three months ended March 31, 2025 and 2024, gross profit amounted to $64,091 and $744, respectively, an increase of $63,347, or 8514%. The increase was attributable to the acquisition of Gin City Group, Inc and Gincity GmbH on February 28, 2025.

Operating expenses

For the three months ended March 31, 2025, operating expenses amounted to $250,449 as compared to $127,493 for the three months ended March 31 2024, an increase of $122,956, or 96.4%. For the three months ended March 31 2025 and 2024, operating expenses consisted of the following:

	Three Months Ended March 31,
	2025	2024
Advertising and promotion	$-	$2,313
Professional fees	115,639	55,625
Professional fees - related party	56,582	62,000
General and administrative expenses	78,228	7,555
Total Operating Expenses	$250,449	$127,493

Advertising and promotion

During the three months ended March 31, 2025 and 2024, advertising and promotion expenses amounted to $0 and $2,313, respectively, a decrease of $2,313, or 100.0%. The decrease was primarily attributable to a decrease in social media ads on Facebook and advertising campaigns in Europe to promote our car care products related to cost cutting measures.

Professional fees

During the three months ended March 31, 2025 and 2024, we reported professional fees of $115,639 and $55,625, respectively, an increase of $60,014, or 107.9%. The increase was primarily attributable to an increase in professional fees related to the acquisition of Gin City Group, Inc. consulting fees of approximately $93,000 and an increase in accounting fees of approximately $7,300, offset by a decrease in stock-based professional fees of $40,000.

Professional fees – related parties

During the three months ended March 31, 2025 and 2024, we incurred $56,582 and $62,000 in professional fees – related parties, a decrease of $5,418, or 8.7%. This decrease was attributable to a decrease in fees paid to GH Bill of $6,500, pursuant to a business operations agreement with GH Bill. In connection with this agreement, we paid a monthly service fee of $18,500 to GH Bill for administration and back-office services. In addition, during the three months ended March 31, 2024, we paid additional service fees of $6,500. This decrease was offset by an increase in professional fees – related party of $1,082 incurred by Gin City Group, Inc.

General and administrative expenses

During the three months ended March 31, 2025 and 2024, general and administrative expenses amounted to $78,228 and $7,555, an increase of $70,673, or 935.4%. This increase was primarily attributable to the acquisition of Gin City Group and Gincity GmbH on February 28, 2025.

Loss from Operations

During the three months ended March 31, 2025, loss from operation amounted to $186,358 as compared to $126,749 during the three months ended March 31, 2024, an increase of $59,609, or 47.0%. The increase was primarily a result of the acquisition of Gin City Group and Gincity GmbH on February 28, 2025 of approximately $107,000, offset by a decrease in loss from operations of approximately $47,000 due to Car Care cost-cutting measures as discussed above.

Other Income (Expenses)

Other income (expenses) consisted of foreign currency transaction gain (loss) and interest expense. During the three months ended March 31, 2025 and 2024, we reported other income (expenses) of $9,871 and $(668), respectively, a change of $10,539, or 1,578%, primarily related to a net increase foreign currency gain, net of $11,819, offset by an increase in interest expense of $1,280.

Net Loss

Due to the foregoing reasons, during the three months ended March 31, 2025 and 2024, our net loss was $176,487, or $(0.01) per common share (basic and diluted) and $127,417, or ($0.00) per common share (basic and diluted), respectively, an increase of $49,070, or 38.5%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $189,222 and $306,710 in cash as of March 31, 2025, and a working capital deficit of $136,026 and $3,743 in cash as of December 31, 2024, respectively.

	March 31, 2025	December 31, 2024	Working Capital Change	Percentage Change
Working capital:
Total current assets	$586,516	$12,874	$573,642	4,455.8%
Total current liabilities	(775,738)	(148,900)	(626,838)	421.0%
Working capital deficit	$(189,222)	$(136,026)	$(53,196)	(39.1)%

Our primary uses of cash have been for compensation and related expenses, fees paid to third parties and related parties for professional services, advertising and promotion expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;
●	Product development fees;
●	Addition of administrative and sales personnel as the business grows;
●	The cost of being a public company;
●	Marketing expense for building brand;
●	Capital requirements for production capacity; and
●	Capital to seek other business opportunities.

Cash Flow Activities for the Three months ended March 31, 2025 and 2024

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(273,859)	$(81,969)
Net cash provided by investing activities	435,318	-
Net cash provided by financing activities	136,497	66,000
Net increase (decrease) in cash	297,956	(15,969)
Effect of exchange rate changes on cash	5,011	-
Cash - beginning of the period	3,743	74,889
Cash - end of the period	$306,710	$58,920

Cash Flows from Operating Activities

Net cash used in operating activities totaled $273,859 and $81,969 for the three months ended March 31, 2025, and 2024, respectively, an increase of $191,890.

Net cash used in operating activities for the three months ended March 31, 2025 primarily reflected a net loss of $176,487, adjusted for the add-back (reduction) of non-cash items consisting of depreciation $1,476, and changes in operating assets and liabilities, primarily consisting of an increase in inventory of $8,196, an increase in prepaid expenses and other current assets of $57,520, a decrease in accounts payable and accrued expenses of $38,849., and an increase in contract liabilities of $2,275.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities consisted of $441,332 of cash acquired in acquisition offset by cash used for the purchase of property and equipment of $6,014.

For the three months ended March 31, 2024, there was no net cash used in or provided by investing activities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $136,497. This primarily consists of proceeds from related party advances of $136,497.

Net cash provided by financing activities for the three months ended March 31, 2024 was $66,000. This primarily consists of proceeds from the sale of common stock of $76,000, offset by payment of deferred offering cost of $10,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s quarterly report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2025, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2025, we issued 73,250 shares of our common stock in connection with a subscription payable of $66,600 as of December 31, 2024.

On February 28, 2025, in connection with the acquisition of Gin City Group, Inc. and its subsidiary Gincity GmbH, we issued 14,030,050 shares of our common stock, par value $0.0001 per share, for an aggregate purchase price of $522,525.

Our shares were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Exhibit

10.1*	Share Exchange Agreement between Miami Breeze Car Care, Inc. and Gin City Group, Inc. dated February 28, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIAMI BREEZE CAR CARE INC.

Chairman of the Board
Date: August 14, 2025	By:	/s/ Harald Dieter Gietmann
Harald Dieter Gietmann
Chief Executive Officer, and Chief Financial Officer