Form 10-Q
period 2025-06-30
MIAMI BREEZE CAR CARE INC
filed 2025-09-08
CIK 1872066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 48,759,599 shares of common stock are issued and 28,759,599 outstanding as of September 8, 2025.

Documents Incorporated by Reference: None

MIAMI BREEZE CAR CARE INC.

FORM 10-Q

June 30, 2025

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$253,241	$3,743
Accounts receivable	32,842	-
Inventory	198,783	6,736
Prepaid expenses and other current assets	256,454	2,395

Total Current Assets	741,320	12,874

Property and equipment, net	62,714	-
Operating right of use asset, net	741,454	-
Goodwill	360,954	-

TOTAL ASSETS	$1,906,442	$12,874

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$237,158	$82,300
Accounts payable - related party	105,175	-
Acquisition payable	317,986	-
Lease liability	67,861	-
Due to related parties	67,347	-
VAT tax payable	3,729
Contract liabilities	7,965	-
Subscriptions payable	-	66,600

Total Current Liabilities	807,221	148,900

Lease liability, net of current portion	673,594	-

Total Liabilities	1,480,815	148,900

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock; par value $0.0001; 1,000,000 shares authorized; Series A Preferred stock; 1,000,000 shares designated; 1,000,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	100	100
Common stock; par value $0.0001: 500,000,000 shares authorized; 47,959,440 and 33,606,966 shares issued and 27,959,440 and 13,606,966 shares outstanding at June 30, 2025 and December 31, 2024, respectively	4,796	3,361
Additional paid-in capital	4,619,707	3,721,662
Treasury stock (20,000,000 shares at June 30, 2025 and December 31, 2024)	(2,000)	(2,000)
Accumulated other comprehensive gain	21,492	-
Accumulated deficit	(4,218,468)	(3,859,149)

Total Shareholders' Equity (Deficit)	425,627	(136,026)

Total Liabilities and Shareholders' Equity (Deficit)	$1,906,442	$12,874

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

SALES	$243,620	$2,249	$322,890	$3,952

COST OF SALES	152,315	951	192,222	1,910

GROSS PROFIT	91,305	1,298	130,668	2,042

OPERATING EXPENSES:
Advertising and promotion	49,883	515	49,883	2,828
Professional fees	89,945	34,452	179,788	90,077
Professional fees - related parties	86,591	55,500	168,969	117,500
General and administrative expenses	58,643	7,300	112,143	14,855

Total Operating Expenses	285,062	97,767	510,783	225,260

LOSS FROM OPERATIONS	(193,757)	(96,469)	(380,115)	(223,218)

OTHER INCOME (EXPENSE):
Interest income	215	-	215	-
Interest expense	(3,310)	-	(4,590)	-
Foreign currency transaction gain (loss)	14,020	(30)	25,171	(698)

Total Other Income (Expense), net	10,925	(30)	20,796	(698)

NET LOSS	$(182,832)	$(96,499)	$(359,319)	$(223,916)

COMPREHENSIVE LOSS:
Net loss	$(182,832)	$(96,499)	$(359,319)	$(223,916)

Other comprehensive gain:
Unrealized foreign currency translation gain	16,481	-	21,492	-

Comprehensive loss	$(166,351)	$(96,499)	$(337,827)	$(223,916)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	27,887,275	33,606,966	23,225,523	33,567,461

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

					Additional			Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Shareholders'
	# of Shares	Amount	# of Shares	Amount	Capital	# of Shares	Amount	Gain	Deficit	Equity (Deficit)

Balance, December 31, 2024	1,000,000	$100	33,606,966	$3,361	$3,721,662	20,000,000	$(2,000)	$-	$(3,859,149)	$(136,026)

Common stock issued for acquisition	-	-	14,030,050	1,403	521,122	-	-	-	-	522,525

Common stock issued for subscription payable	-	-	73,250	7	66,593	-	-	-	-	66,600

Accumulated other comprehensive gain	-	-	-	-	-	-	-	5,011	-	5,011

Net loss	-	-	-	-	-	-	-	-	(176,487)	(176,487)

Balance, March 31, 2025	1,000,000	100	47,710,266	4,771	4,309,377	20,000,000	(2,000)	5,011	(4,035,636)	281,623

Common stock issued for cash and subscription receivable	-	-	242,674	24	298,631	-	-	-	-	298,655

Common stock issued for property and equipment	-	-	6,500	1	11,699	-	-	-	-	11,700

Accumulated other comprehensive gain	-	-	-	-	-	-	-	16,481	-	16,481

Net loss	-	-	-	-	-	-	-	-	(182,832)	(182,832)

Balance, June 30, 2025	1,000,000	$100	47,959,440	$4,796	$4,619,707	20,000,000	$(2,000)	$21,492	$(4,218,468)	$425,627

								Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Shareholders'
	# of Shares	Amount	# of Shares	Amount	Capital	# of Shares	Amount	Gain	Deficit	Equity

Balance, December 31, 2023	1,000,000	$100	33,471,966	$3,347	$3,603,676	-	$-	$-	$(3,431,085)	$176,038

Common stock issued for services	-	-	40,000	4	39,996	-	-	-	-	40,000

Common stock issued for cash	-	-	95,000	10	75,990	-	-	-	-	76,000

Net loss	-	-	-	-	-	-	-	-	(127,417)	(127,417)

Balance, March 31, 2024	1,000,000	100	33,606,966	3,361	3,719,662	-	-	-	(3,558,502)	164,621

Net loss	-	-	-	-	-	-	-	-	(96,499)	(96,499)

Balance, June 30, 2024	1,000,000	$100	33,606,966	$3,361	$3,719,662	-	$-	$-	$(3,655,001)	$68,122

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,319)	$(223,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,116	-
Stock-based professional fees	-	50,000
Change in operating assets and liabilities:
Accounts receivable	(10,524)	-
Inventory	(132,717)	(1,052)
Prepaid expenses and other current assets	(92,133)	(1,925)
Prepaid expenses - related party	-	20,870
Accounts payable	(84,616)	16,617
Accounts payable - related party	75,225	-
VAT payable	3,729	-
Contract liabilities	1,899	-

NET CASH USED IN OPERATING ACTIVITIES	(592,340)	(139,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	441,332	-
Purchase of property and equipment	(21,379)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	419,953	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	275,182	76,000
Payment of deferred offering costs	-	(10,000)
Proceeds from related party advances	129,077	26,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	404,259	92,600

NET INCREASE (DECREASE) IN CASH	231,872	(46,806)

Effect of exchange rate changes on cash	17,626	-

CASH, beginning of period	3,743	74,889

CASH, end of period	$253,241	$28,083

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,280	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common shares issued for subscription payable	$66,600	$-
Common shares issued for subscription receivable	$35,173	$-

ACQUISITIONS:
Assets acquired:
Cash	$441,332	$-
Accounts receivable	22,318	-
Inventory	59,330	-
Prepaid expenses	126,753	-
Due from related party	135,238	-
Property and equipment	43,585	-
Operating right of use asset	678,012	-
Total assets acquired	1,506,568	-
Less: liabilities assumed:	-	-
Accounts payable and accrued expenses	269,425	-
Acquisition payable	317,986	-
Contract liabilities	6,066	-
Due to related parties	73,508	-
Lease liabilities	678,012
Total liabilities assumed	1,344,997	-
Net assets acquired	$161,571	$-

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On February 28, 2025, the Company completed the acquisition of 100% ownership of Gin City Group, Inc, a Florida corporation and its wholly- owned subsidiary, Gincity GmbH, a German-based corporation (“Gincity GmbH”). The transaction was completed by and between the Company and the shareholders of Gin City Group, Inc., represented by a holder of the Series A Super Voting Preferred Stock of Gin City Group, Inc., Harald Gietmann, who has a material relationship with the Company, via his appointment as a director and officer of the Company, and through his acquisition of 100% of the Series A Preferred Stock of the Company as described below. The nature and amount of consideration given or received for the assets was exactly one (1) share of the Company’s common stock, par value $0.0001 per share, for each one (1) share of Gin City Group, Inc. held as of the record date of February 19, 2025, for a total of exactly 14,030,050 shares of the Company’s common stock issued to those shareholders of Gin City Group, Inc., except GH Bill, Inc. and Harald Gietmann who have an interest in both the Company and Gin City Group Inc. These parties agreed to forfeit their shares of the newly issued common stock of the Company pursuant to the acquisition agreement (See Note 3). Gincity GmbH operates a bar in Munich, Germany that specializes in serving drinks made of gin. Gincity GmbH also serves other alcoholic drinks and food.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $359,319 and $223,916 for the six months ended June 30, 2025 and 2024, respectively. The net cash used in operations was $592,340 and $139,406 for the six months ended June 30, 2025 and 2024, respectively. The Company has an accumulated deficit of $4,218,468 and $3,859,149 on June 30, 2025 and December 31, 2024, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financing to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the six months ended June 30, 2025 and 2024 include the valuation of accounts receivable, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed in a business acquisition, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2025 and December 31, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The Company measures certain financial instruments at fair value on a recurring basis. As of June 30, 2025 and December 31, 2024, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

Cash and Cash Equivalents

For the purposes of the statements of cash flow, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of June 30, 2025 and December 31, 2024.

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

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Inventory

Inventory, consisting of finished goods, are stated at the lower of cost and net realizable value utilizing the weighted average cost method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales. During the six months ended June 30, 2025 and 2024, the Company did not record any impairment loss. On June 30, 2025 and December 31, 2024, inventory amounted to $198,783 and $6,736, respectively.

Prepaid Expenses and Other Current Asses

Prepaid expenses are amortized into expense over the term of the respective agreement or as services are performed. Additionally, as of June 30, 2025, prepaid expenses and other current assets included a subscription receivable of $35,173, which was collected in July 2025. Prepaid expense and other current assets amounted to $256,454 and $2,395 on June 30, 2025 and December 31, 2024, respectively.

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

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

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

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended June 30, 2025 and 2024, advertising costs charged to operations were $49,883 and $515, respectively. For the six months ended June 30, 2025 and 2024, advertising costs charged to operations were $49,883 and $2,828, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2025 and December 31, 2024, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of June 30, 2025 and December 31, 2024.

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

Loss Per Common Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. On June 30, 2025 and December 31, 2024, the Company did not have any potentially dilutive securities.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. For the Company’s subsidiaries with non-U.S. dollar functional currencies, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates during the period. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income or loss as a component of shareholders’ equity (deficit). Foreign currency translation adjustments arising from differences in exchange rates from period to period are recorded within “accumulated other comprehensive gain” in the unaudited consolidated balance sheets.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

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

Reclassifications

Certain line items on the consolidated statement of operations for the period ended March 31, 2025 have been reclassified to conform to the current period presentation. Specifically, compensation and related benefits of $24,728 were reclassified to cost of sales from general and administrative expenses. This reclassification did not change our reported net loss for the three and six months ended June 30, 2025.

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

NOTE 3 – ACQUISITION

On February 28, 2025, the Company completed the acquisition of 100% ownership of Gin City Group, Inc, a Florida corporation and its wholly- owned subsidiary, Gincity GmbH, a German-based corporation (“Gincity GmbH”). The transaction was completed by and between the Company and the shareholders of Gin City Group, Inc., represented by a holder of the Series A Super Voting Preferred Stock of Gin City Group, Inc., Harald Gietmann, who has a material relationship with the Company, via his appointment as a director and officer of the Company, and through his acquisition of 100% of the Series A Preferred Stock of the Company as described below. The nature and amount of consideration given or received for the assets was exactly one (1) share of the Company’s common stock, par value $0.0001 per share, for each one (1) share of Gin City Group, Inc. held as of the record date of February 19, 2025, for a total of 14,030,050 shares of the Company’s common stock issued to those shareholders of Gin City Group, Inc., except GH Bill, Inc. and Harald Gietmann who have an interest in both the Company and Gin City Group Inc. These parties agreed to forfeit their shares of the newly issued common stock of the Company pursuant to the acquisition agreement. Gincity GmbH operates a bar in Munich, Germany that specializes in serving drinks made of gin. Gincity GmbH also serves other adult beverages and food.

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

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 4 – ACCOUNTS RECEIVABLE

On June 30, 2025 and December 31, 2024, accounts receivable, net consisted of the following:

	June 30, 2025	December 31, 2024
Accounts receivable	$32,842	$-
Allowance for credit losses	-	-
Accounts receivable, net	$32,842	$-

During the six months ended June 30, 2025 and 2024, the Company did not record any credit losses.

NOTE 5 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of June 30, 2025 and December 31, 2024, 1,000,000 shares have been designated as Series A preferred stock and 1,000,000 Series A preferred shares were issued and outstanding.

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

During the three months ended June 30, 2025, the Company entered into private placement subscription agreements (the “Q2 2025 Subscription Agreements”) with investors (the “Investors”). In connection with the Q2 2025 Subscription Agreements, the Company issued 242,674 shares of its common stock to the Investors for cash proceeds of $263,482 and a subscription receivable of $35,173 at price ranging from $1.00 to $1.80 per share. The subscription receivable is included in prepaid expenses and other current assets of the accompanying consolidated balance sheet as of June 30, 2025 and was collected on July 1, 2025.

Issuance of Common Stock for Services

On January 4, 2024, the Company amended its agreement with Rafael Scotoni (the “Consultant”) dated April 1, 2022, whereby the Consultant agreed to serve as the non-exclusive Head of Business of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding business development. These services encompassed researching, introducing, and negotiating with new manufacturers for hanging air fresheners, as well as developing a comprehensive master distributor business plan tailored for Austria and Switzerland. The amended agreement extended the term to March 31, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. The Company shall award the aggregate sum of 250,000 shares of common stock of the Company to the Consultant over the term of the amended agreement. In connection with this agreement, the Company issued 40,000 shares of its common stock to the Consultant for services rendered during the three months ended March 31, 2024. These shares were valued at $40,000, or $1.00 per common share, based on contemporaneous common share sales by the Company. During the three months ended June 30, 2025 and 2024, the Company recorded stock-based professional fees of $0 and $0, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded stock-based professional fees of $0 and $40,000, respectively.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

On June 12, 2024 and as amended on August 19, 2024, the Company entered to an agreement with Stefan Lumpp (the “Consultant”), whereby the Consultant agreed to serve as the non-exclusive Head of Business Development of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding product sales development including, introduction to potential strategic partners, conducting assessment and creation of alliances and customers. The term of the agreement shall end on May 30, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. In connection with this agreement, during the year ended December 31, 2024. the Company agreed to issue an aggregate of 30,000 shares of its common stock to the Consultant for services rendered during the year ended December 31, 2024. These shares were valued at $30,000, or $1.00 per common share, based on contemporaneous common share sales by the Company and accordingly, during the three and six months ended June 30, 2024, the Company recorded stock-based professional fees of $10,000. During the three and six months ended June 30, 2025, the Company did not record any stock-based professional fees in connection with this issuance. As of December 31, 2024, the aggregate of 30,000 shares of its common stock have yet to be issued and shall be issued once the Company has obtained its trading symbol and accordingly, as of December 31, 2024, the Company included $30,000 in subscriptions payable on the accompanying balance sheet. These shares were issued in January 2025.

On April 30, 2025, the Company entered into a Retail Store Construction Agreement with a contractor. In connection with this agreement, the Company issued 6,500 shares of its common stock to the contractor for construction services in connection with the future buildout of an office location valued at $11,700, or $1.80 per share, which is included in property and equipment on the accompanying unaudited consolidated balance sheet as of June 30, 2025.

Return of Common Stock to Treasury Stock

On October 24, 2024, the Company entered into an agreement with the Firaz Ruecker and Lance Ruecker (together, the “Related Party Shareholders”) to return 20,000,000 shares to the Company as part of the Company’s treasury stock without any compensation or exchange. As of June 30, 2025 and December 31, 2024, the 20,000,000 common shares were not cancelled and are reflected as treasury stock on the accompanying consolidated balance sheets.

NOTE 6 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company places its cash in banks or financial institutions in the United Stated, and in Europe (not insured by the Federal Deposit Insurance Company (FDIC)). On June 30, 2025 and December 31, 2024, the Company had no cash in financial institutions that are not insured, respectively. The Company has not experienced any losses in such accounts through June 30, 2025.

Sales Concentration

During the six months ended June 30, 2025 and 2024, substantially all of the Company’s sales were generated in Europe. No customer accounted for 10% of sales.

NOTE 7 – RELATED PARTY TRANSACTIONS

Professional Fees – Related Parties

On March 1, 2022, the Company entered into a ten-month business operations agreement with GH Bill, a company owned by the former CEO of Miami Breeze for administration and back-office services. In connection with this agreement, the Company paid a monthly service fee of $4,000 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased to $8,500 per month. In January 2023, this monthly service fee was increased to $14,500 per month, and in August 2023, this monthly service fee was increased to $18,500 per month. In addition, during the six months ended June 30, 2024, the Company paid additional service fees to GH Bill of $6,500. In connection with this consulting agreement, for the three months ended June 30, 2025 and 2024, the Company recorded professional fees – related party of $83,201 and $55,500, respectively. In connection with this consulting agreement, for the six months ended June 30, 2025 and 2024, the Company recorded professional fees – related party of $164,497 and $117,500, respectively.

During the six months ended June 30, 2025, the Company paid a consulting fee to the former owner of Gin City Group. Inc., who is a beneficial shareholder of $1,082. In connection with this consulting agreement, for the three and six months ended June 30, 2025, the Company recorded professional fees – related parties of $3,390 and $4,472, respectively.

Return of Common Stock to Treasury Stock

On October 24, 2024, the Company entered into an agreement with the Related Party Shareholders to return 20,000,000 shares to the Company as part of the Company’s treasury stock without any compensation or exchange. As of June 30, 2025 and December 31, 2024, the 20,000,000 common shares were not cancelled and are reflected as treasury stock on the accompanying consolidated balance sheets.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 8 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITY

On February 28, 2025, as a result of the acquisition of Gincity GmbH, the Company assumed a non-cancelable operating leases for the lease of the Gin City establishment. The lease term expires on March 31, 2034. The fixed monthly base rent is 7,604 Euro per month ($8,912 per month as of June 30, 2025).

Upon acquisition, the Company analyzed the leases and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheet, at fair value. Accordingly, on February 28, 2025, the Company recognized a right of use assets and lease liabilities by $678,012.

For the six months ended June 30, 2025, in connection with its operating lease, the Company recorded rent expense of approximately $35,648, which is included in operating expenses on the accompanying unaudited consolidated statement of operations.

The significant assumption used to determine the present value of the lease liability during the six months ended June 30, 2025 was a discount rate of 5.5% which was based on the Company’s incremental borrowing rate.

On June 30, 2025 and December 31, 2024, operating ROU Asset is summarized as follows:

	June 30, 2025	December 31, 2024
Operating lease right of use asset, net	$741,454	$-
Balance of ROU assets	$741,454	$-

On June 30, 2025, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ending June 30,	Amount
2026	$106,947
2027	106,947
2028	106,947
2029	106,947
2030	106,947
Thereafter	401,052
Total minimum non-cancelable operating lease payments	935,787
Less: discount to fair value	(194,333)
Total lease liability on June 30, 2025	$741,454

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

Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Car Care	Gin City	Consolidated	Car Care	Gin City	Consolidated
Net sales	$754	$242,866	$243,620	$2,249	$-	$2,249
Cost of sales	199	152,116	152,315	951	-	951
Gross profit	555	90,750	91,305	1,298	-	1,298
Operating expenses (excluding depreciation)	93,694	186,728	280,422	97,767	-	97,767
Depreciation	-	4,640	4,640	-	-	-
Loss from operations	(93,139)	(100,618)	(193,757)	(96,469)	-	(96,469)
Interest expense, net	-	(3,095)	(3,095)	-	-	-
Foreign currency transaction gain (loss)	2,366	11,654	14,020	(30)	-	(30)
Loss before provision for income taxes	(90,773)	(92,059)	(182,832)	(96,499)	-	(96,499)
Provision for income taxes	-	-	-	-	-	-
Net loss	$(90,773)	$(92,059)	$(182,832)	$(96,499)	$-	$(96,499)

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Car Care	Gin City	Consolidated	Car Care	Gin City	Consolidated
Net sales	$1,628	$321,262	$322,890	$3,952	$-	$3,952
Cost of sales	467	191,755	192,222	1,910	-	1,910
Gross profit	1,161	129,507	130,668	2,042	-	2,042
Operating expenses (excluding depreciation)	174,368	330,299	504,667	225,260	-	225,260
Depreciation	-	6,116	6,116	-	-	-
Loss from operations	(173,207)	(206,908)	(380,115)	(223,218)	-	(223,218)
Interest expense, net	-	(4,375)	(4,375)	-	-	-
Foreign currency transaction gain (loss)	2,396	22,775	25,171	(698)	-	(698)
Loss before provision for income taxes	(170,811)	(188,508)	(359,319)	(223,916)	-	(223,916)
Provision for income taxes	-	-	-	-	-	-
Net loss	$(170,811)	$(188,508)	$(359,319	$(223,916)	$-	$(223,916)

	June 30, 2025	December 31, 2024
Total assets by segment on June 30, 2025 and December 31, 2024 were as follows:
Car Care	$93,616	$12,874
Gin City	1,812,826	-
	$1,906,442	$12,874

	June 30, 2025	December 31, 2024
Total assets by geographic location on June 30, 2025 and December 31, 2024 were as follows:
USA	$563,274	$12,874
Germany	1,343,168	-
	$1,906,442	$12,874

NOTE 10 – SUBSEQUENT EVENTS

During July 2025, the Company entered into private placement subscription agreements with investors. In connection with these subscription agreements, the Company sold 996,490 shares of its common stock to the investors for cash proceeds of $1,369,735 at prices ranging from $0.50 to $1.50 per share.

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

On February 28, 2025, we completed the acquisition of 100% ownership of Gin City Group, Inc, a Florida corporation and its wholly- owned subsidiary, Gincity GmbH, a German-based corporation (“Gincity GmbH”). The transaction was completed by and between the Company and the shareholders of Gin City Group, Inc., represented by a holder of the Series A Super Voting Preferred Stock of Gin City Group, Inc., Harald Gietmann, who has a material relationship with the Company, via his appointment as a director and officer of the Company, and through his acquisition of 100% of the Series A Preferred Stock of the Company as described below. The nature and amount of consideration given or received for the assets was exactly one (1) share of the Company’s common stock, par value $0.0001 per share, for each one (1) share of Gin City Group, Inc. held as of the record date of February 19, 2025, for a total of exactly 14,030,050 shares of the Company’s common stock issued to those shareholders of Gin City Group, Inc., except GH Bill, Inc. and Harald Gietmann who have an interest in both the Company and Gin City Group Inc. These parties agreed to forfeit their shares of the newly issued common stock of the Company pursuant to the acquisition agreement. Gincity GmbH operates a bar in Munich, Germany that specializes in serving drinks made of gin. Gincity GmbH also serves other alcoholic drinks and food.

We operate in two operating and reportable segments which consist of (1) the development and distribution of automotive care products that provide a long-lasting, new car scent, and (2) the operation of an adult beverage establishment named Gin City. We have determined that these reportable segments were strategic business units that offer different products. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

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

12-Month Outlook and Roll Out of Production

During the next 12 months, we intend to grow production and sales through placement of sponsored ads on Amazon.com, Facebook and other digital media platforms to create product awareness to drive customers to our product. As of June 30, 2025, we have approximately $253,000 in cash and have estimated $870,000 for projected expenses on SEC reporting, legal, accounting and compliance, working capital/overhead and marketing and advertising for the next 12-months. The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTHS

SEC reporting, legal, accounting, audit and compliance	$120,000
Working capital/overhead	250,000
Marketing and advertising	500,000
Total	$870,000

Our cash resources as of June 30, 2025 will not be sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, or if our planned digital campaigns were to fail, we will be unable to execute on projected operations for the next 12 months. In that event, we will be forced to cut down on our planned marketing and advertising campaigns, which will negatively affect our business, results of operations and financial condition. While we intend to engage in several equity or debt financings, there is no assurance that these will occur, nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are not dilutive of their interests.

Going Concern

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $359,319 and $223,916 for the six months ended June 30, 2025 and 2024, respectively. The net cash used in operations was $592,340 and $139,406 for the six months ended June 30, 2025 and 2024, respectively. The Company has an accumulated deficit of $4,218,468 and $3,859,149 on June 30, 2025 and December 31, 2024, respectively. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects we will need to curtail its operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Sales

During the three months ended June 30, 2025 and 2024, we generated revenues of $243,.620 and $2,249, respectively, an increase of $241,371. During the six months ended June 30, 2025 and 2024, we generated revenues of $322,890 and $3,952, respectively, an increase of $318,938. The increases were attributable to the acquisition of Gin City Group and Gincity GmbH on February 28, 2025. During the three and six months ended June 30, 2025, substantially all of our sales were generated by our Gin City segment from operating a bar in Munich, Germany that specializes in serving drinks made of gin, and other adult beverages and food.

Cost of Sales

Our cost of sales includes product costs, food and beverage costs, and cost of direct labor and related benefits. During the three months ended June 30, 2025 and 2024, cost of sales amounted to $152,315 and $951, respectively, an increase of $151,364. During the six months ended June 30, 2025 and 2024, cost of sales amounted to $192,222 and $1,910, respectively, an increase of $190,312. The increases were attributable to the acquisition of Gin City Group and Gincity GmbH on February 28, 2025.

Gross Profit

During the three months ended June 30, 2025 and 2024, gross profit amounted to $91,305 and $1,298, respectively, an increase of $90,007. During the six months ended June 30, 2025 and 2024, gross profit amounted to $130,668 and $2,042, respectively, an increase of $128,626. The increases were attributable to the acquisition of Gin City Group and Gincity GmbH on February 28, 2025.

Operating expenses

For the three months ended June 30, 2025, operating expenses amounted to $285,062 as compared to $97,767 for the three months ended June 30 2024, an increase of $187,295, or 191.6%. For the six months ended June 30, 2025, operating expenses amounted to $510,783 as compared to $225,260 for the six months ended June 30 2024, an increase of $285,523, or 126.7%. For the three and six months ended June 30, 2025 and 2024, operating expenses consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Advertising and promotion	$49,883	$515	$49,883	$2,828
Professional fees	89,945	34,452	179,788	90,077
Professional fees - related parties	86,591	55,500	168,969	117,500
General and administrative expenses	58,643	7,300	112,143	14,855
Total Operating Expenses	$285,062	$97,767	$510,783	$225,260

Advertising and promotion

During the three months ended June 30, 2025 and 2024, advertising and promotion expenses amounted to $49,883 and $515, respectively, an increase of $49,368. During the six months ended June 30, 2025 and 2024, advertising and promotion expenses amounted to $49,883 and $2,828, respectively, an increase of $47,055. The increase was primarily attributable to the acquisition of Gin City Group and Gincity GmbH on February 28, 2025 and related to marketing efforts promoting the Gincity GmbH bar and other Gin City products.

Professional fees

During the three months ended June 30, 2025 and 2024, we reported professional fees of $89,945 and $34,452, respectively, an increase of $55,493, or 161.1%. The increase was primarily attributable to an increase in professional fees related to an increase in accounting fees of $12,179 and an increase in consulting fees of $58,003, offset by a decrease in legal fees of $4,349, a decrease in stock-based professional fees of $10,000, and a decrease in other professional fees of $340.

During the six months ended June 30, 2025 and 2024, we reported professional fees of $179,788 and $90,077, respectively, an increase of $89,711, or 99.6%. The increase was primarily attributable to an increase in professional fees related to an increase in accounting fees of $25,784, an increase in consulting fees of $112,368, an increase in legal fees $626, and an increase in other professional fees of $933, offset by a decrease in stock-based professional fees of $50,000.

Professional fees – related parties

During the three months ended June 30, 2025 and 2024, we incurred $86,591 and 55,500 in professional fees – related parties, an increase of $31,091, or 56.0%. This increase was attributable to an increase in fees paid to GH Bill of $27,701, pursuant to a business operations agreement with GH Bill, whereby GH Bill provided administration and back-office services. In addition, during the three months ended June 30, 2025, we incurred professional fees – related party of $3,390 incurred by Gin City Group, Inc.

During the six months ended June 30, 2025 and 2024, we incurred $168,969 and $117,500 in professional fees – related parties, an increase of $51,469, or 43.8%. This increase was attributable to an increase in fees paid to GH Bill of $46,997, pursuant to a business operations agreement with GH Bill, whereby GH Bill provided administration and back-office services. In addition, during the three months ended June 30, 2025, we incurred professional fees – related party of $4,472 incurred by Gin City Group, Inc.

General and administrative expenses

During the three months ended June 30, 2025 and 2024, general and administrative expenses amounted to $58,643 and $7,300, an increase of $51,343, or 703.3%. This increase was primarily attributable to the acquisition of Gin City Group and Gincity GmbH on February 28, 2025. During the six months ended June 30, 2025 and 2024, general and administrative expenses amounted to $112,143 and $14,855, an increase of $97,288, or 654.9%. These increases were primarily attributable to the acquisition of Gin City Group and Gincity GmbH on February 28, 2025.

Loss from Operations

During the three months ended June 30, 2025, loss from operation amounted to $193,757 as compared to $96,469 during the three months ended June 30, 2024, an increase of $97,288, or 100.8%. The increase was primarily a result of the acquisition of Gin City Group and Gincity GmbH on February 28, 2025 of approximately $100,618, offset by a decrease in loss from operations of approximately $3,330 due to Car Care cost-cutting measures as discussed above.

During the six months ended June 30, 2025, loss from operation amounted to $380,115 as compared to $223,218 during the six months ended June 30, 2024, an increase of $156,897, or 70.3%. The increase was primarily a result of the acquisition of Gin City Group and Gincity GmbH on February 28, 2025 of $206,908, offset by a decrease in loss from operations of approximately $50,011 due to Car Care cost-cutting measures as discussed above.

Other Income (Expenses)

Other income (expenses) consisted of foreign currency transaction gain (loss), interest income, and interest expense.

During the three months ended June 30, 2025 and 2024, we reported other income (expenses) of $10,925 and $(30), respectively, a change of $10,955, primarily related to a net increase foreign currency gain, net of $14,050, offset by an increase in interest expense, net of $3,095.

During the six months ended June 30, 2025 and 2024, we reported other income (expenses) of $20,796 and $(698), respectively, a change of $21,494, primarily related to a net increase foreign currency gain, net of $25,869, offset by an increase in interest expense, net of $4,375.

Net Loss

Due to the foregoing reasons, during the three months ended June 30, 2025 and 2024, our net loss was $182,832, or $(0.01) per common share (basic and diluted) and $96,499, or ($0.00) per common share (basic and diluted), respectively, an increase of $86,333, or 89.5%, and during the six months ended June 30, 2025 and 2024, our net loss was $359,319, or $(0.02) per common share (basic and diluted) and $223,916, or ($0.01) per common share (basic and diluted), respectively, an increase of $135,403, or 60.5%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $65,901 and $253,241 in cash as of June 30, 2025, and a working capital deficit of $136,026 and $3,743 in cash as of December 31, 2024, respectively.

	June 30, 2025	December 31, 2024	Working Capital Change	Percentage Change
Working capital deficit:
Total current assets	$741,320	$12,874	$728,446	5,658.3%
Total current liabilities	(807,221)	(148,900)	(658,321)	442.1%
Working capital deficit	$(65,901)	$(136,026)	$70,125	(51.6)%

Our primary uses of cash have been for cost of product, compensation and related expenses, fees paid to third parties and related parties for professional services, advertising and promotion expenses, and general and administrative expenses. All funds received have been expended in the furtherance of growing the business. We received funds from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;
●	Product development fees;
●	Addition of administrative and sales personnel as the business grows;
●	The cost of being a public company;
●	Marketing expense for building brand;
●	Capital requirements for production capacity and location expansion; and
●	Capital to seek other business opportunities.

During the three months ended June 30, 2025, we entered into private placement subscription agreements (the “Q2 2025 Subscription Agreements”) with investors (the “Investors”). In connection with the Q2 2025 Subscription Agreements, we issued 242,674 shares of its common stock to the Investors for cash proceeds of $263,482 and a subscription receivable of $35,173 at price ranging from $1.00 to $1.80 per share. The subscription receivable is included in prepaid expenses and other current assets of the accompanying consolidated balance sheet as of June 30, 2025 and was collected on July 1, 2025.

Cash Flow Activities for the Six months ended June 30, 2025 and 2024

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(592,340)	$(139,406)
Net cash provided by investing activities	419,953	-
Net cash provided by financing activities	404,259	92,600
Net increase (decrease) in cash	231,872	(46,806)
Effect of exchange rate changes on cash	17,626	-
Cash - beginning of the period	3,743	74,889
Cash - end of the period	$253,241	$28,083

Cash Flows from Operating Activities

Net cash used in operating activities totaled $592,340 and $139,406 for the six months ended June 30, 2025, and 2024, respectively, an increase of $452,934.

Net cash used in operating activities for the six months ended June 30, 2025 primarily reflected a net loss of $359,319, adjusted for the add-back (reduction) of non-cash items consisting of depreciation $6,116, and changes in operating assets and liabilities, primarily consisting of an increase in accounts receivable of $10,524, an increase in inventory of $132,717, an increase in prepaid expenses and other current assets of $92,133, a decrease in accounts payable and accrued expenses of $84,616, an increase in accounts payable – related party of $75,225, an increase in VAT payable of $3,729, and an increase in contract liabilities of $1,899.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities consisted of $441,332 of cash acquired in acquisition offset by cash used for the purchase of property and equipment of $21,379.

For the six months ended June 30, 2024, there was no net cash used in or provided by investing activities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $404,259. This primarily consists of proceeds from sale of common stock of $275,182 and proceeds from related party advances of $129,077.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s quarterly report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2025. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2025, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2025, we entered into a Retail Store Construction Agreement with a contractor. In connection with this agreement, we issued 6,500 shares of our common stock to the contractor for construction services in connection with the future buildout of an office location valued at $11,700, or $1.80 per share, which is included in property and equipment on the accompanying unaudited consolidated balance sheet as of June 30, 2025.

During the three months ended June 30, 2025, we entered into the Q2 2025 Subscription Agreements with Investors. In connection with the Q2 2025 Subscription Agreements, we issued 242,674 shares of its common stock to the Investors for cash proceeds of $263,482 and a subscription receivable of $35,173 at price ranging from $1.00 to $1.80 per share. The subscription receivable is included in prepaid expenses and other current assets of the accompanying consolidated balance sheet as of June 30, 2025 and was collected on July 1, 2025.

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

MIAMI BREEZE CAR CARE INC.

Chairman of the Board
Date: September 8, 2025	By:	/s/ Harald Dieter Gietmann
Harald Dieter Gietmann
Chief Executive Officer, and Chief Financial Officer