Form 10-Q
period 2025-09-30
MIAMI BREEZE CAR CARE INC
filed 2025-11-10
CIK 1872066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 49,133,709 shares of common stock are issued and 29,133,709 outstanding as of November 10, 2025.

Documents Incorporated by Reference: None

MIAMI BREEZE CAR CARE INC.

FORM 10-Q

September 30, 2025

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$613,060	$3,743
Accounts receivable	56,417	-
Inventory	409,748	6,736
Prepaid expenses and other current assets	177,577	2,395

Total Current Assets	1,256,802	12,874

Property and equipment, net	82,246	-
Operating right of use asset, net	726,135	-
Goodwill	360,954	-

TOTAL ASSETS	$2,426,137	$12,874

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$208,161	$82,300
Accounts payable - related party	-	-
Lease liability	68,922	-
Due to related parties	65,967	-
Contract liabilities	8,246	-
Subscriptions payable	-	66,600

Total Current Liabilities	351,296	148,900

Lease liability, net of current portion	657,215	-

Total Liabilities	1,008,511	148,900

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock; par value $0.0001; 1,000,000 shares authorized; Series A Preferred stock; 1,000,000 shares designated; 1,000,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	100	100
Common stock; par value $0.0001: 500,000,000 shares authorized; 49,133,709 and 33,606,966 shares issued and 29,133,709 and 13,606,966 shares outstanding at September 30, 2025 and December 31, 2024, respectively	4,913	3,361
Additional paid-in capital	6,261,747	3,721,662
Treasury stock (20,000,000 shares at September 30, 2025 and December 31, 2024)	(2,000)	(2,000)
Accumulated other comprehensive gain	16,823	-
Accumulated deficit	(4,863,957)	(3,859,149)

Total Shareholders' Equity (Deficit)	1,417,626	(136,026)

Total Liabilities and Shareholders' Equity (Deficit)	$2,426,137	$12,874

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

SALES	$340,017	$1,945	$662,907	$5,897

COST OF SALES	316,778	793	509,000	2,703

GROSS PROFIT	23,239	1,152	153,907	3,194

OPERATING EXPENSES:
Advertising and promotion	78,898	708	128,781	3,536
Professional fees	369,154	35,296	548,942	125,373
Professional fees - related parties	57,833	54,870	226,802	172,370
General and administrative expenses	181,490	7,415	293,633	22,270
Impairment loss	-	14,158	-	14,158

Total Operating Expenses	687,375	112,447	1,198,158	337,707

LOSS FROM OPERATIONS	(664,136)	(111,295)	(1,044,251)	(334,513)

OTHER INCOME (EXPENSE):
Interest income	200	-	415	-
Interest expense	(4,811)	-	(9,401)	-
Gain on extinguishment of debt - related party	104,825	-	104,825	-
Foreign currency transaction gain (loss)	(69,836)	232	(44,665)	(466)

Total Other Income (Expense), net	30,378	232	51,174	(466)

LOSS BEFORE PROVISION FOR INCOME TAXES	(633,758)	(111,063)	(993,077)	(334,979)

PROVISION FOR INCOME TAXES	(11,731)	-	(11,731)	-

NET LOSS	$(645,489)	$(111,063)	$(1,004,808)	$(334,979)

COMPREHENSIVE LOSS:
Net loss	$(645,489)	$(111,063)	$(1,004,808)	$(334,979)

Other comprehensive gain (loss):
Unrealized foreign currency translation gain (loss)	(4,669)	-	16,823	-

Comprehensive loss	$(650,158)	$(111,063)	$(987,985)	$(334,979)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.01)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	28,899,000	33,606,966	25,137,464	33,580,725

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

					Additional			Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Shareholders'
	# of Shares	Amount	# of Shares	Amount	Capital	# of Shares	Amount	Gain	Deficit	Equity (Deficit)

Balance, December 31, 2024	1,000,000	$100	33,606,966	$3,361	$3,721,662	20,000,000	$(2,000)	$-	$(3,859,149)	$(136,026)

Common stock issued for acquisition	-	-	14,030,050	1,403	521,122	-	-	-	-	522,525

Common stock issued for subscriptions payable	-	-	73,250	7	66,593	-	-	-	-	66,600

Accumulated other comprehensive gain	-	-	-	-	-	-	-	5,011	-	5,011

Net loss	-	-	-	-	-	-	-	-	(176,487)	(176,487)

Balance, March 31, 2025	1,000,000	100	47,710,266	4,771	4,309,377	20,000,000	(2,000)	5,011	(4,035,636)	281,623

Common stock issued for cash and subscription receivable	-	-	242,674	24	298,631	-	-	-	-	298,655

Common stock issued for property and equipment	-	-	6,500	1	11,699	-	-	-	-	11,700

Accumulated other comprehensive gain	-	-	-	-	-	-	-	16,481	-	16,481

Net loss	-	-	-	-	-	-	-	-	(182,832)	(182,832)

Balance, June 30, 2025	1,000,000	100	47,959,440	4,796	4,619,707	20,000,000	(2,000)	21,492	(4,218,468)	425,627

Common stock issued for cash	-	-	1,174,269	117	1,642,040	-	-	-	-	1,642,157

Accumulated other comprehensive loss	-	-	-	-	-	-	-	(4,669)	-	(4,669)

Net loss	-	-	-	-	-	-	-	-	(645,489)	(645,489)

Balance, September 30, 2025	1,000,000	$100	49,133,709	$4,913	$6,261,747	20,000,000	$(2,000)	$16,823	$(4,863,957)	$1,417,626

								Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Shareholders'
	# of Shares	Amount	# of Shares	Amount	Capital	# of Shares	Amount	Gain	Deficit	Equity (Deficit)

Balance, December 31, 2023	1,000,000	$100	33,471,966	$3,347	$3,603,676	-	$-	$-	$(3,431,085)	$176,038

Common stock issued for services	-	-	40,000	4	39,996	-	-	-	-	40,000

Common stock issued for cash	-	-	95,000	10	75,990	-	-	-	-	76,000

Net loss	-	-	-	-	-	-	-	-	(127,417)	(127,417)

Balance, March 31, 2024	1,000,000	100	33,606,966	3,361	3,719,662	-	-	-	(3,558,502)	164,621

Net loss	-	-	-	-	-	-	-	-	(96,499)	(96,499)

Balance, June 30, 2024	1,000,000	100	33,606,966	3,361	3,719,662	-	-	-	(3,655,001)	68,122

Net loss	-	-	-	-	-	-	-	-	(111,063)	(111,063)

Balance, September 30, 2024	1,000,000	$100	33,606,966	$3,361	$3,719,662	-	$-	$-	$(3,766,064)	$(42,941)

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE CAR CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,004,808)	$(334,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,521	-
Stock-based professional fees	-	70,000
Impairment loss	-	14,158
Change in operating assets and liabilities:
Accounts receivable	(34,099)	-
Inventory	(343,682)	9,137
Prepaid expenses and other current assets	(48,429)	17,355
Prepaid expenses - related party	-	2,370
Accounts payable	(113,612)	47,818
Accounts payable - related party	(29,950)	-
Contract liabilities	2,180	-

NET CASH USED IN OPERATING ACTIVITIES	(1,560,879)	(174,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	441,332	-
Purchase of property and equipment	(32,085)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	409,247	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,940,812	76,000
Payment of deferred offering costs	-	(10,000)
Proceeds from related party advances	127,697	-
Payment of acquisition payable	(317,986)	-
Proceeds from sale of common stock yet to be issued	-	36,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,750,523	102,600

NET INCREASE (DECREASE) IN CASH	598,891	(71,541)

Effect of exchange rate changes on cash	10,426	-

CASH, beginning of period	3,743	74,889

CASH, end of period	$613,060	$3,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,280	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common shares issued for subscription payable	$66,600	$-
Common shares issued for property and equipment	$11,700	$-

ACQUISITIONS:
Assets acquired:
Cash	$441,332	$-
Accounts receivable	22,318	-
Inventory	59,330	-
Prepaid expenses	126,753	-
Due from related party	135,238	-
Property and equipment	43,585	-
Operating right of use asset	678,012	-
Total assets acquired	1,506,568	-
Less: liabilities assumed:	-	-
Accounts payable and accrued expenses	269,425	-
Acquisition payable	317,986	-
Contract liabilities	6,066	-
Due to related parties	73,508	-
Lease liabilities	678,012
Total liabilities assumed	1,344,997	-
Net assets acquired	$161,571	$-

See accompanying notes to unaudited consolidated financial statements.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AMD BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Miami Breeze, Inc. and its wholly owned subsidiary, Gin City Group, Inc. and its wholly-owned subsidiary, Gincity GmbH since its acquisition on February 28, 2025, and Gin City Management, since its incorporation on January 30, 2025. All intercompany accounts and transactions have been eliminated in consolidation.

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

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,004,808 and $334,979 for the nine months ended September 30, 2025 and 2024, respectively. The net cash used in operations was $1,560,879 and $174,141 for the nine months ended September 30, 2025 and 2024, respectively. The Company has an accumulated deficit of $4,863,957 and $3,859,149 on September 30, 2025 and December 31, 2024, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financing to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the nine months ended September 30, 2025 and 2024 include the valuation of accounts receivable, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed in a business acquisition, the valuation of right of use assets and related lease liabilities, assumptions used in assessing impairment of long-lived assets, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2025 and December 31, 2024. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The Company measures certain financial instruments at fair value on a recurring basis. As of September 30, 2025 and December 31, 2024, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, lease liabilities, due to related parties, contract liabilities, and subscriptions payable approximate their fair values based on the short-term maturity of these instruments.

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flow, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of September 30, 2025 and December 31, 2024.

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

Inventory

Inventory, consisting of finished goods, are stated at the lower of cost and net realizable value utilizing the weighted average cost method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales. During the nine months ended September 30, 2025 and 2024, the Company did not record any impairment loss. On September 30, 2025 and December 31, 2024, inventory amounted to $409,748 and $6,736, respectively.

Prepaid Expenses and Other Current Asses

Prepaid expenses are amortized into expense over the term of the respective agreement or as services are performed. Prepaid expense and other current assets amounted to $177,577 and $2,395 on September 30, 2025 and December 31, 2024, respectively.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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

The Company’s subsidiary, Gin City Management GmbH, generates sales from the sale of liquor products. Product sales are recognized at a point in time when the product is shipped to the customer and the title is transferred and is recorded net of any discounts or allowances.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in general and administrative expenses. Shipping and handling costs charged to customers are included in sales.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended September 30, 2025 and 2024, advertising costs charged to operations were $78,898 and $708, respectively. For the nine months ended September 30, 2025 and 2024, advertising costs charged to operations were $128,781 and $3,536, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of September 30, 2025 and December 31, 2024.

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

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Loss Per Common Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2025 and December 31, 2024, the Company did not have any potentially dilutive securities.

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

Segment Reporting

Following the acquisition of Gin City Group, Inc., the Company operates in two reportable segments which consist of (1) the development and distribution of automotive care products that provide a long-lasting, new car scent, and (2) the operation of an adult beverage establishment named Gin City and the sale of Gin City branded liquor products. The Company has determined that these reportable segments were strategic business units that offered different products. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

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

Reclassifications

Certain line items on the consolidated statement of operations for the period ended March 31, 2025 have been reclassified to conform to the current period presentation. Specifically, compensation and related benefits of $24,728 were reclassified to cost of sales from general and administrative expenses. This reclassification did not change our reported net loss for the three and nine months ended September 30, 2025.

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

September 30, 2025

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

Purchase consideration paid:
14,030,050 common shares issued	$522,525

Net assets acquired	161,571
Increase in goodwill	$360,954

NOTE 4 – ACCOUNTS RECEIVABLE

On September 30, 2025 and December 31, 2024, accounts receivable, net consisted of the following:

	September 30, 2025	December 31, 2024
Accounts receivable	$56,417	$-
Allowance for credit losses	-	-
Accounts receivable, net	$56,417	$-

During the nine months ended September 30, 2025 and 2024, the Company did not record any credit losses.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of September 30, 2025 and December 31, 2024, 1,000,000 shares have been designated as Series A preferred stock and 1,000,000 Series A preferred shares were issued and outstanding.

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

The Series A Preferred Stock shall have no conversion rights and no divided shall be declared or paid to the Series A Preferred Stock.

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

During the three months ended June 30, 2025, the Company entered into private placement subscription agreements (the “Q2 2025 Subscription Agreements”) with investors (the “Q2 2025 Investors”). In connection with the Q2 2025 Subscription Agreements, the Company issued 242,674 shares of its common stock to the Q2 2025 Investors for cash proceeds of $263,482 and a subscription receivable of $35,173 at price ranging from $1.00 to $1.80 per share. The subscription receivable was collected on July 1, 2025.

During the three months ended September 30, 2025, we entered into private placement subscription agreements (the “Q3 2025 Subscription Agreements”) with investors (the “Q3 2025 Investors”). In connection with the Q3 2025 Subscription Agreements, the Company issued 1,174,269 shares of its common stock to the Q3 2025 Investors for cash proceeds of $1,642,157, at prices ranging from $0.50 to $1.80 per share.

Issuance of Common Stock for Services

On January 4, 2024, the Company amended its agreement with Rafael Scotoni (the “Consultant”) dated April 1, 2022, whereby the Consultant agreed to serve as the non-exclusive Head of Business of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding business development. These services encompassed researching, introducing, and negotiating with new manufacturers for hanging air fresheners, as well as developing a comprehensive master distributor business plan tailored for Austria and Switzerland. The amended agreement extended the term to March 31, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. The Company shall award the aggregate sum of 250,000 shares of common stock of the Company to the Consultant over the term of the amended agreement. In connection with this agreement, the Company issued 40,000 shares of its common stock to the Consultant for services rendered during the three months ended March 31, 2024. These shares were valued at $40,000, or $1.00 per common share, based on contemporaneous common share sales by the Company. During the three months ended September 30, 2025 and 2024, the Company recorded stock-based professional fees of $0 and $0, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded stock-based professional fees of $0 and $40,000, respectively.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

On June 12, 2024 and as amended on August 19, 2024, the Company entered to an agreement with Stefan Lumpp (the “Consultant”), whereby the Consultant agreed to serve as the non-exclusive Head of Business Development of the Company. The Consultant shall provide advice, consultation, referrals, information, and services to the Company as requested regarding product sales development including, introduction to potential strategic partners, conducting assessment and creation of alliances and customers. The term of the agreement shall end on May 30, 2026. The Consultant shall be compensated with common stock based on attainment of milestones. At each quarter end, the Company’s management shall assess the result of Consultant’s efforts based on the number of strategic partners and customers brought to the Company by Consultant. In connection with this agreement, during the year ended December 31, 2024. the Company agreed to issue an aggregate of 30,000 shares of its common stock to the Consultant for services rendered during the year ended December 31, 2024. These shares were valued at $30,000, or $1.00 per common share, based on contemporaneous common share sales by the Company and accordingly, during the three and nine months ended September 30, 2024, the Company recorded stock-based professional fees of $20,000 and $30,000, respectively. During the three and nine months ended September 30, 2025, the Company did not record any stock-based professional fees in connection with this issuance. As of December 31, 2024, the aggregate of 30,000 shares of its common stock have yet to be issued and shall be issued once the Company has obtained its trading symbol and accordingly, as of December 31, 2024, the Company included $30,000 in subscriptions payable on the accompanying balance sheet. These shares were issued in January 2025.

On April 30, 2025, the Company entered into a Retail Store Construction Agreement with a contractor. In connection with this agreement, the Company issued 6,500 shares of its common stock to the contractor for construction services in connection with the future buildout of an office location valued at $11,700, or $1.80 per share, which is included in property and equipment on the accompanying unaudited consolidated balance sheet as of September 30, 2025.

Return of Common Stock to Treasury Stock

On October 24, 2024, the Company entered into an agreement with the Firaz Ruecker and Lance Ruecker (together, the “Related Party Shareholders”) to return 20,000,000 shares to the Company as part of the Company’s treasury stock without any compensation or exchange. As of September 30, 2025 and December 31, 2024, the 20,000,000 common shares were not cancelled and are reflected as treasury stock on the accompanying consolidated balance sheets.

NOTE 6 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company places its cash in banks or financial institutions in the United Stated, and in Europe (not insured by the Federal Deposit Insurance Company (FDIC)). On September 30, 2025, the Company had cash of approximately $123,000 in financial institutions that are not insured. On December 31, 2024, the Company had no cash in financial institutions that are not insured. The Company has not experienced any losses in such accounts through September 30, 2025.

Sales Concentration

During the nine months ended September 30, 2025 and 2024, substantially all of the Company’s sales were generated in Europe. No customer accounted for 10% of sales.

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

Professional Fees – Related Parties

On March 1, 2022, the Company entered into a ten-month business operations agreement with GH Bill, a company owned by the former CEO of Miami Breeze for administration and back-office services. In connection with this agreement, the Company paid an initial monthly service fee of $4,000 to GH Bill for administration and back-office services. Beginning in June 2022, this monthly service fee was increased to $8,500 per month. In January 2023, this monthly service fee was increased to $14,500 per month, and in August 2023, this monthly service fee was increased to $18,500 per month. In addition, during the nine months ended September 30, 2024, the Company paid additional service fees to GH Bill of $6,500. Additionally, GH Bill provided similar services to Gin City Group. In connection with these consulting agreements, for the three months ended September 30, 2025 and 2024, the Company recorded professional fees – related party of $55,500 and $54,870, respectively. In connection with these consulting agreements, for the nine months ended September 30, 2025 and 2024, the Company recorded professional fees – related party of $219,997 and $172,370, respectively. On September 9, 2025, the Company’s subsidiary, Gin City Group, entered into a debt settlement agreement with GH Bill, whereby, GH Bill agreed to settle and discharge amounts due from Gin City Group in the amount of $104,825. Accordingly, the Company reduced accounts payable and recorded a gain on extinguishment of debt of $104,825, which is included in other income (expense) on the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company incurred a consulting fee to the former owner of Gin City Group. Inc., who is a beneficial shareholder, in the amount of $2,333 and $6,805, respectively, which is reflected as professional fees – related parties on the accompanying unaudited consolidated statements of operations..

Return of Common Stock to Treasury Stock

On October 24, 2024, the Company entered into an agreement with the Related Party Shareholders to return 20,000,000 shares to the Company as part of the Company’s treasury stock without any compensation or exchange. As of September 30, 2025 and December 31, 2024, the 20,000,000 common shares were not cancelled and are reflected as treasury stock on the accompanying consolidated balance sheets.

NOTE 8 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITY

On February 28, 2025, as a result of the acquisition of Gincity GmbH, the Company assumed a non-cancelable operating leases for the lease of the Gin City establishment. The lease term expires on March 31, 2034. The fixed monthly base rent is 7,604 Euro per month ($8,912 per month as of September 30, 2025).

Upon acquisition, the Company analyzed the leases and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheet, at fair value. Accordingly, on February 28, 2025, the Company recognized a right of use assets and lease liabilities by $678,012.

For the nine months ended September 30, 2025, in connection with its operating lease, the Company recorded rent expense of approximately $51,221, which is included in operating expenses on the accompanying unaudited consolidated statement of operations.

The significant assumption used to determine the present value of the lease liability during the nine months ended September 30, 2025 was a discount rate of 5.5% which was based on the Company’s incremental borrowing rate.

On September 30, 2025 and December 31, 2024, operating ROU Asset is summarized as follows:

	September 30, 2025	December 31, 2024
Operating lease right of use asset, net	$726,135	$-
Balance of ROU assets	$726,135	$-

On September 30, 2025, future minimum base lease payments due under a non-cancelable operating lease are as follows:

Year ending September 30,	Amount
2026	$107,139
2027	107,139
2028	107,139
2029	107,139
2030	107,139
Thereafter	374,986
Total minimum non-cancelable operating lease payments	910,681
Less: discount to fair value	(184,544)
Total lease liability on September 30, 2025	726,137
Less: current portion of lease liabilities	(68,922)
Lease liabilities – long-term	$657,215

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 9 – SEGMENT REPORTING

The Company operates in two operating and reportable segments which consist of (1) the development and distribution of automotive care products that provide a long-lasting, new car scent, and (2) the operation of an adult beverage establishment named Gin City and the sale of Gin City branded liquor products. The Company has determined that these reportable segments were strategic business units that offer different products. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

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

Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	Car Care	Gin City	Consolidated	Car Care	Gin City	Consolidated
Net sales	$206	$339,811	$340,017	$1,945	$-	$1,945
Cost of sales	6,608	310,170	316,778	793	-	793
Gross profit (loss)	(6,402)	29,641	23,239	1,152	-	1,152
Operating expenses (excluding depreciation)	366,804	315,166	681,970	112,447	-	112,447
Depreciation	-	5,405	5,405	-	-	-
Loss from operations	(373,206)	(290,930)	(664,136)	(111,295)	-	(111,295)
Interest expense, net	2,573	(7,184)	(4,611)	-	-	-
Gain on debt extinguishment	-	104,825	104,825	-		-
Foreign currency transaction gain (loss)	(4,051)	(65,785)	(69,836)	232	-	232
Loss before provision for income taxes	(374,684)	(259,074)	(633,758)	(111,063)	-	(111,063)
Provision for income taxes	-	(11,731)	(11,731)	-	-	-
Net loss	$(374,684)	$(270,805)	$(645,489)	$(111,063)	$-	$(111,063)

Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	Car Care	Gin City	Consolidated	Car Care	Gin City	Consolidated
Net sales	$1,834	$661,073	$662,907	$5,897	$-	$5,897
Cost of sales	7,075	501,925	509,000	2,703	-	2,703
Gross profit (loss)	(5,241)	159,148	153,907	3,194	-	3,194
Operating expenses (excluding depreciation)	541,172	645,465	1,186,637	337,707	-	337,707
Depreciation	-	11,521	11,521	-	-	-
Loss from operations	(546,413)	(497,838)	(1,044,251)	(334,513)	-	(334,513)
Interest expense, net	4,133	(13,119)	(8,986)	-	-	-
Gain on debt extinguishment	-	104,825	104,825	-		-
Foreign currency transaction gain (loss)	(1,655)	(43,010)	(44,665)	(466)	-	(466)
Loss before provision for income taxes	(543,935)	(449,142)	(993,077)	(334,979)	-	(334,979)
Provision for income taxes	-	(11,731)	(11,731)	-	-	-
Net loss	$(543,935)	$(460,873)	$(1,004,808)	$(334,979)	$-	$(334,979)

MIAMI BREEZE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

	September 30, 2025	December 31, 2024
Total assets by segment on September 30, 2025 and December 31, 2024 were as follows:
Car Care	$398,195	$12,874
Gin City	2,027,942	-
	$2,426,137	$12,874

	September 30, 2025	December 31, 2024
Total assets by geographic location on September 30, 2025 and December 31, 2024 were as follows:
USA	$820,947	$12,874
Germany	1,605,190	-
	$2,426,137	$12,874

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

We operate in two operating and reportable segments which consist of (1) the development and distribution of automotive care products that provide a long-lasting, new car scent, and (2) the operation of an adult beverage establishment named Gin City and the sale of Gin City branded liquor products. We have determined that these reportable segments were strategic business units that offer different products. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

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

Our cash resources as of September 30, 2025 will not be sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, or if our planned digital campaigns were to fail, we will be unable to execute on projected operations for the next 12 months. In that event, we will be forced to cut down on our planned marketing and advertising campaigns, which will negatively affect our business, results of operations and financial condition. While we intend to engage in several equity or debt financings, there is no assurance that these will occur, nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are not dilutive of their interests.

Going Concern

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $1,004,808 and $334,979 for the nine months ended September 30, 2025 and 2024, respectively. The net cash used in operations was $1,560,879 and $174,141 for the nine months ended September 30, 2025 and 2024, respectively. The Company has an accumulated deficit of $4,863,957 and $3,859,149 on September 30, 2025 and December 31, 2024, respectively. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund our operations in the future. Although we have historically raised capital from sales of common shares, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects we will need to curtail its operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Sales

During the three months ended September 30, 2025 and 2024, we generated sales of $340,017 and $1,945, respectively, an increase of $338,072. During the nine months ended September 30, 2025 and 2024, we generated sales of $662,907 and $5,897, respectively, an increase of $657,010. The increases were attributable to the acquisition of Gincity GmbH on February 28, 2025 and an increase in sales generated by Gin City Management. During the three and nine months ended September 30, 2025, substantially all of our sales were generated by our Gin City segment from operating a bar in Munich, Germany that specializes in serving drinks made of gin, and other adult beverages and food, and from the sale of Gin City branded liquor products.

Cost of Sales

Our cost of sales includes product costs, food and beverage costs, and cost of direct labor and related benefits. During the three months ended September 30, 2025 and 2024, cost of sales amounted to $316,778 and $793, respectively, an increase of $315,985. During the nine months ended September 30, 2025 and 2024, cost of sales amounted to $509,000 and $2,703, respectively, an increase of $506,297. The increases were attributable to the acquisition of Gincity GmbH on February 28, 2025 and an increase in sales generated by Gin City Management.

Gross Profit

During the three months ended September 30, 2025 and 2024, gross profit amounted to $23,239 and $1,152, respectively, an increase of $22,087. During the nine months ended September 30, 2025 and 2024, gross profit amounted to $153,907 and $3,194, respectively, an increase of $150,713 The increases were attributable to the acquisition of Gincity GmbH on February 28, 2025 and an increase in sales generated by Gin City Management.

Operating expenses

For the three months ended September 30, 2025, operating expenses amounted to $687,375 as compared to $112,447 for the three months ended September 30 2024, an increase of $574,928, or 511.3%. For the nine months ended September 30, 2025, operating expenses amounted to $1,198,158 as compared to $337,707 for the nine months ended September 30 2024, an increase of $860,451, or 254.8%. For the three and nine months ended September 30, 2025 and 2024, operating expenses consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Advertising and promotion	$78,898	$708	$128,781	$3,536
Professional fees	369,154	35,296	548,942	125,373
Professional fees - related parties	57,833	54,870	226,802	172,370
General and administrative expenses	181,490	7,415	293,633	22,270
Impairment loss	-	14,158	-	14,158
Total Operating Expenses	$687,375	$112,447	$1,198,158	$337,707

Advertising and promotion

During the three months ended September 30, 2025 and 2024, advertising and promotion expenses amounted to $78,898 and $708, respectively, an increase of $78,190. During the nine months ended September 30, 2025 and 2024, advertising and promotion expenses amounted to $128,781 and $3,536, respectively, an increase of $125,245. The increase was primarily attributable to the acquisition of Gin City Group and Gincity GmbH on February 28, 2025 and related to marketing efforts promoting the Gincity GmbH bar and other Gin City liquor products.

Professional fees

During the three months ended September 30, 2025 and 2024, we reported professional fees of $369,154 and $35,296, respectively, an increase of $333,858, or 945.9%. The increase was primarily attributable to an increase in professional fees related to an increase in accounting fees of $117,106 and an increase in consulting fees of $238,363, offset by a decrease in legal fees of $1,229, a decrease in stock-based professional fees of $20,000, and a decrease in other professional fees of $382.

During the nine months ended September 30, 2025 and 2024, we reported professional fees of $548,942 and $125,373, respectively, an increase of $423,569, or 337.9%. The increase was primarily attributable to an increase in professional fees related to an increase in accounting fees of $142,890, an increase in consulting fees of $350,731, and an increase in other professional fees of $551, offset by a decrease in legal fees $603 and decrease in stock-based professional fees of $70,000.

Professional fees – related parties

During the three months ended September 30, 2025 and 2024, we incurred $57,833 and $54,870 in professional fees – related parties, an increase of $2,963, or 5.4%. This increase was attributable to an increase in fees paid to GH Bill of $27,701, pursuant to a business operations agreement with GH Bill, whereby GH Bill provided administration and back-office services. In addition, during the three months ended September 30, 2025, we incurred professional fees – related party of $3,390 incurred by Gin City Group, Inc.

During the nine months ended September 30, 2025 and 2024, we incurred $226,802 and $172,370 in professional fees – related parties, an increase of $54,432, or 31.6%. This increase was attributable to an increase in fees paid to GH Bill of $166,739, pursuant to a business operations agreement with GH Bill, whereby GH Bill provided administration and back-office services. In addition, during the three months ended September 30, 2025, we incurred professional fees – related party of $4,472 incurred by Gin City Group, Inc.

General and administrative expenses

During the three months ended September 30, 2025 and 2024, general and administrative expenses amounted to $181,490 and $7,415, an increase of $174,075, or 2,347.6%. During the nine months ended September 30, 2025 and 2024, general and administrative expenses amounted to $293,633 and $22,270, an increase of $271,363, or 1,218.5%. These increases were primarily attributable to the acquisition of Gin City Group and Gincity GmbH on February 28, 2025 and the increase in activity in Gin City Management.

Impairment loss

During the three months ended September 30, 2025 and 2024, general and administrative expenses amounted to $0 and $14,158, a decrease of $14,158, or 100.0%. During the nine months ended September 30, 2025 and 2024, general and administrative expenses amounted to $0 and $14,158, a decrease of $14,158, or 100.0%. During the three and nine months ended September 30, 2024, we recorded an impairment loss from the write down of inventory.

Loss from Operations

During the three months ended September 30, 2025, loss from operation amounted to $664,136 as compared to $111,295 during the three months ended September 30, 2024, an increase of $552,841, or 496.7%. The increase was primarily a result of the acquisition of Gin City Group and Gincity GmbH on February 28, 2025 which incurred a loss from operations of $290,930 and an increase in Car Care loss from operations of $261,911.

During the nine months ended September 30, 2025, loss from operation amounted to $1,044,251 as compared to $334,513 during the nine months ended September 30, 2024, an increase of $709,738, or 212.2%. The increase was primarily a result of the acquisition of Gin City Group and Gincity GmbH on February 28, 2025 which in a loss from operations of $497,838 and an increase in Car Care loss from operations of $211,900.

Other Income (Expenses)

Other income (expenses) consisted of foreign currency transaction gain (loss), interest income, gain on extinguishment of debt and interest expense.

During the three months ended September 30, 2025 and 2024, we reported other income (expenses) of $30,378 and $232, respectively, a change of $30,146, primarily related to a net increase in foreign currency loss, net of $70,068 and an increase in interest expense, net of $4,611 offset by an increase in gain on extinguishment of debt of $104,825.

During the nine months ended September 30, 2025 and 2024, we reported other income (expenses) of $51,174 and $(466), respectively, a change of $51,640, primarily related to an increase in gain on extinguishment of debt of $104,825, offset by a net increase foreign currency loss, net of $44,199 and an increase in interest expense, net of $8,986.

Net Loss

Due to the foregoing reasons, during the three months ended September 30, 2025 and 2024, our net loss was $645,489, or $(0.02) per common share (basic and diluted) and $111,063, or ($0.00) per common share (basic and diluted), respectively, an increase of $534,426, or 481.2%, and during the nine months ended September 30, 2025 and 2024, our net loss was $1,004,808, or $(0.04) per common share (basic and diluted) and $334,979, or ($0.01) per common share (basic and diluted), respectively, an increase of $669,829, or 200.0%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $905,506 and $613,060 in cash as of September 30, 2025, and a working capital deficit of $136,026 and $3,743 in cash as of December 31, 2024, respectively.

	September 30, 2025	December 31, 2024	Working Capital Change	Percentage Change
Working capital (deficit):
Total current assets	$1,256,802	$12,874	$1,243,928	9,662.3%
Total current liabilities	(351,296)	(148,900)	(202,396)	135.9%
Working capital (deficit)	$905,506	$(136,026)	$1,041,532	765.7%

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

During the three months ended June 30, 2025, we entered into private placement subscription agreements (the “Q2 2025 Subscription Agreements”) with investors (the “Q2 2025 Investors”). In connection with the Q2 2025 Subscription Agreements, we issued 242,674 shares of our common stock to the Q2 2025 Investors for cash proceeds of $263,482 and a subscription receivable of $35,173 at price ranging from $1.00 to $1.80 per share. The subscription receivable was collected on July 1, 2025.

During the three months ended September 30, 2025, we entered into private placement subscription agreements (the “Q3 2025 Subscription Agreements”) with investors (the “Q3 2025 Investors”). In connection with the Q3 2025 Subscription Agreements, we issued 1,174,269 shares of our common stock to the Q3 2025 Investors for cash proceeds of $1,642,157, at prices ranging from $0.50 to $1.80 per share.

Cash Flow Activities for the Nine months ended September 30, 2025 and 2024

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(1,560,879)	$(174,141)
Net cash provided by investing activities	409,247	-
Net cash provided by financing activities	1,750,523	102,600
Net increase (decrease) in cash	598,891	(71,541)
Effect of exchange rate changes on cash	10,426	-
Cash - beginning of the period	3,743	74,889
Cash - end of the period	$613,060	$3,348

Cash Flows from Operating Activities

Net cash used in operating activities totaled $1,560,879 and $174,141 for the nine months ended September 30, 2025, and 2024, respectively, an increase of $1,386,738.

Net cash used in operating activities for the nine months ended September 30, 2025 primarily reflected a net loss of $1,004,808, adjusted for the add-back (reduction) of non-cash items consisting of depreciation $11,521, and changes in operating assets and liabilities, primarily consisting of an increase in accounts receivable of $34,099, an increase in inventory of $343,682, an increase in prepaid expenses and other current assets of $48,429, a decrease in accounts payable and accrued expenses of $113,612, a decrease in accounts payable – related party of $29,950, and an increase in contract liabilities of $2,180.

Net cash used in operating activities for the nine months ended September 30, 2024 primarily reflected a net loss of $334,979 adjusted for the add-back (reduction) of non-cash items consisting of stock-based professional fees of $70,000 and a non-cash impairment loss of $14,158, offset by changes in operating assets and liabilities primarily consisting of a decrease in inventory of $9,137, an increase in prepaid expenses and other current assets of $17,355, a decrease in prepaid expenses – related party of $2,370, and an increase in accounts payable of $47,818.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities consisted of $441,332 of cash acquired in acquisition offset by cash used for the purchase of property and equipment of $32,085.

For the nine months ended September 30, 2024, there was no net cash used in or provided by investing activities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $1,750,523. This primarily consists of proceeds from sale of common stock of $1,940,812, proceeds from related party advances of $127,697, offset by payment of acquisition payable of $317,986.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s quarterly report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2025. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2025, our internal control over financial reporting was not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2025, we entered into a Retail Store Construction Agreement with a contractor. In connection with this agreement, we issued 6,500 shares of our common stock to the contractor for construction services in connection with the future buildout of an office location valued at $11,700, or $1.80 per share, which is included in property and equipment on the accompanying unaudited consolidated balance sheet as of September 30, 2025.

During the three months ended September 30, 2025, we entered into the Q3 2025 Subscription Agreements with investors the Q3 2025 Investors. In connection with the Q3 2025 Subscription Agreements, we issued 1,174,269 shares of our common stock to the Q3 2025 Investors for cash proceeds of $1,642,157, at prices ranging from $0.50 to $1.80 per share.

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

MIAMI BREEZE CAR CARE INC.

Chairman of the Board
Date: November 10, 2025	By:	/s/ Harald Dieter Gietmann
Harald Dieter Gietmann
Chief Executive Officer, and Chief Financial Officer